Form 10-Q
period 1997-06-30
MAS TECHNOLOGY LTD
filed 1997-08-11
CIK 809598

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1997

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number 333-6952

                            MAS TECHNOLOGY LIMITED
            (Exact name of registrant as specified in its charter)

          NEW ZEALAND                                   NOT APPLICABLE
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organisation)                       Identification No.)

             24 BRIDGE STREET, LOWER HUTT, WELLINGTON, NEW ZEALAND (Address of principal executive offices, including zip code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (+64 4) 569-2170

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1994 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes       No   X
                                   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of ordinary shares as of the latest practicable date.

  Ordinary Shares, No par value per                  6,500,000 shares
share each represented by one American        (Outstanding at June 30, 1997)
           Depositary Share
                (Class)

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX


PART I.   FINANCIAL INFORMATION

          ITEM 1

          Condensed Consolidated Interim Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 1997 and March 31, 1997.

          Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 1996 and 1997.

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 1996 and 1997.

          Notes to Condensed Consolidated Interim Financial Statements

          ITEM 2

          Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

          ITEM 6

          Exhibits and Reports on Form 8-K

          SIGNATURES

ITEM 1
------

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

                                                                             March 31,       June 30,        June 30,
                                                                               1997            1997            1997
                                                                                NZ$             NZ$            US$
                                                                                                             (note 2)
                                                                            (Audited)      (Unaudited)    (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                                            $       10          $28,515        $19,362
      Accounts receivables, net of allowance of NZ$97,
       NZ$97 and US$66, respectively                                           20,189           20,128         13,667
      Inventory                                                                 8,135           10,741          7,293
      Prepaids and other                                                          137              336            228
                                                                           -----------       -----------    -----------
      Total current assets                                                     28,471           59,720         40,550
Deferred taxes                                                                    519              597            405
Property and equipment, net                                                     2,122            2,220          1,509
Intangible assets                                                               1,069              982            665
Deferred offering costs                                                         2,150                -              -
                                                                           -----------       -----------    -----------
Total assets                                                                   34,331           63,519         43,129
                                                                           ===========       ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Cash overdraft                                                       $      518        $       -      $       -
      Short-term borrowings                                                     6,600                -              -
      Accounts payable                                                         10,576           11,407          7,745
      Accrued employee benefits payable                                         1,733              782            531
      Accrued professional fees payable                                         1,380            1,543          1,048
      Other accrued liabilities                                                   315              483            328
      Income taxes payable                                                      1,095            1,756          1,192
      Acquisition costs payable                                                   755                -              -
                                                                           -----------       -----------    -----------
      Total current liabilities                                                22,972           15,971         10,844
Deferred taxes                                                                     43                7              5
                                                                           -----------       -----------    -----------
      Total liabilities                                                        23,015           15,978         10,849
Shareholders equity
      Ordinary shares, no par value; 4,500,000; 6,500,000;
       6,500,000 issued and outstanding, respectively                           4,734           39,723         26,972
      Retained earnings                                                         7,593            8,673          5,889
      Cumulative translation adjustment                                           (12)              (6)            (4)
      Deferred compensation                                                      (999)            (849)          (577)
                                                                           -----------       -----------    -----------
      Total shareholders' equity                                               11,316           47,541         32,280
                                                                           -----------       -----------    -----------
Total shareholders' equity and liabilities                                    $34,331          $63,519        $43,129
                                                                           ===========       ===========    ===========

             The accompanying notes are an integral part of these
                   consolidated interim financial statements.

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (unaudited)

                                                                        Three months ended June 30,
                                                                  -----------------------------------------
                                                                    1996           1997            1997
                                                                     NZ$           NZ$              US$
                                                                                                 (note 2)
Sales
      Products and services revenue                                  8,075         18,522         12,576
Cost of sales
      Products and services                                          5,042         11,688          7,936
                                                                  -----------   -----------    -----------
Gross profit                                                         3,033          6,834          4,640
Operating expenses:
      Research and development                                         845          1,183            803
      Selling and marketing                                            970          2,857          1,940
      General and administration                                       719          1,256            853
                                                                  -----------   -----------    -----------
Total operating expenses                                             2,534          5,296          3,596
Income from operations                                                 499          1,538          1,044
      Interest income (expense)                                        (56)          (143)           (97)
      Other income                                                       -            314            213
                                                                  -----------   -----------    -----------
Net income before taxes                                                443          1,709          1,160
      Income tax expense                                               183            629            427
                                                                  ===========   ===========    ===========
Net income                                                             260          1,080            733
                                                                  ===========   ===========    ===========

Net income per ordinary share                                        $0.06          $0.23          $0.16
                                                                  ===========    ==========     ==========

Weighted average ordinary shares and
ordinary share equivalents outstanding                               4,151          4,677          4,677
                                                                  ===========    ==========     ==========

             The accompanying notes are an integral part of these
                   consolidated interim financial statements

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                  (unaudited)

                                                                                Three months ended June 30,
                                                                        --------------------------------------------
                                                                           1996           1997            1997
                                                                            NZ$           NZ$             US$
                                                                                                        (note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    260           1,080            733
Adjustments to reconcile net income to net
 cash provided (used) in operating activities:
      Depreciation and amortisation expense                                   136             234            159
      Unrealised foreign exchange (gains) loss                                  4            (409)          (278)
      Amortisation of deferred compensation                                   112             150            102
      Deferred taxes                                                           52            (114)           (77)
Changes in assets and liabilities:
      Accounts receivable                                                   2,862             161            109
      Prepaids and other                                                     (177)           (199)          (135)
      Inventory                                                            (3,010)         (2,606)        (1,769)
      Billings on uncompleted contracts                                       (40)              -              -
      Accounts payable                                                     (2,610)            831            564
      Accrued employee benefits                                              (482)           (951)          (646)
      Accrued professional fees                                                 -             163            111
      Other accrued liabilities                                              (113)            168            114
      Income taxes payable                                                   (335)            661            449
                                                                        ------------    -----------    ------------
Net cash provided/(used) by operating activities                           (3,341)           (831)          (564)

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase consideration for NZ Telecoms (Pty) Limited                      -            (728)          (494)
      Proceeds from disposal of fixed assets                                    -              13              9
      Acquisition of property and equipment                                  (210)           (285)          (194)
                                                                        ------------    -----------    ------------
Net cash used by investing activities                                        (210)         (1,000)          (679)

CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of ordinary shares, net of
       offering costs of NZ$2,150 and US$1,460, respectively                    -          37,139         25,217
      Proceeds from short-term borrowing                                    2,000               -              -
      Repayment of short-term borrowing                                         -          (6,600)        (4,481)
      Increase / (decrease) in cash overdraft                                 251            (518)          (352)
                                                                        ------------    -----------    ------------
Net cash provided by financing activities                                   2,251          30,021         20,384
Net increase / (decrease) in cash held                                     (1,300)         28,190         19,141
Adjustment for foreign currency differences                                     -             315            214
Cash and cash equivalents, beginning of period                              1,300              10              7
                                                                        ------------    -----------    ------------
Cash and cash equivalents, end of period                                        -          28,515         19,362
                                                                        ============    ===========    ============

             The accompanying notes are an integral part of these
                  consolidated interim financial statements.

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of business

     MAS Technology Limited and subsidiaries ("MAS" or the "Company") is incorporated in Wellington, New Zealand. The Company designs, manufactures and markets medium to long haul digital microwave radio systems for use in the world-wide telecommunications market. The Company's systems are sold to end users, domestically and internationally through its direct sales force, strategic partners, systems providers, OEMs and distributors as well as directly to end users.

   Basis of presentation

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP).

     The Company publishes its financial statements in New Zealand dollars. In this Form 10-Q references to "US$" are to United States dollars and references to "NZ$" are to New Zealand dollars. For the convenience of the reader, this Form 10-Q contains translations of certain NZ$ amounts into US$. These translations should not be construed as representations that the NZ$ amounts actually represent such US$ amounts or could be converted into US$ at the rate indicated. On June 30, 1997, the Noon Buying Rate was NZ$1.00 to US$0.6790. See "Other Information - Exchange Rates".

     The Company's fiscal year ends on March 31. As used in this Form 10-Q, the fiscal year ended March 31, 1997 is referred to as "fiscal year 1997", and other fiscal years are referred to in a corresponding manner.

   Basis of consolidation

     The accompanying condensed consolidated financial statements include the accounts of MAS and its wholly-owned subsidiaries, MAS Technology (Pty) Limited (incorporated in Australia), Marine-Air Services Limited, Marine-Air Systems Employee Share Trustee Ltd, MAS Technology Limited Company (incorporated in United States), MAS Technology (Pty) Limited (incorporated in Republic of South Africa) (effective from September 1, 1996 due to the acquisition of NZ Telecoms
(Pty) Limited), NZ Telecoms (Pty) Limited (incorporated in Republic of South Africa), Radio Communications and Engineering Services Botswana (Pty) Limited (incorporated in Botswana) and NZ Telecomms Botswana (Pty) Limited (incorporated in Botswana, Non-trading). All significant intercompany transactions have been eliminated in consolidation.

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

   Revenue recognition

     Revenue from product sales is recognized once customers acceptance testing is complete and the product is shipped provided the Company has not contracted with the customer to provide value-added services, no significant obligations remain, and collectability is probable. Provisions for estimated warranty repairs, returns and allowances are recorded at the time products are shipped.

   Contracts

     A portion of the Company's revenue is derived from contracts to perform value-added services, such as network planning, path planning, systems integration and installation. These value-added services may be provided in connection with the delivery and installation of the Company's products.

     In these situations the Company recognizes revenue according to two methods: (i) the percentage-of-completion and (ii) completed contract method. The Company uses the percentage-of-completion method to recognize revenues and costs on contracts that include value-added service components if the expected completion date exceeds three months. Such contracts generally are fixed price and do not exceed 18 months to complete. Revenues and costs are recognized on these contracts (including the portion of these contracts that relate to product sales) based on the costs for value-added services incurred to date compared to estimated total costs for value-added services under the contract. Contract costs include all direct material, direct labor and indirect costs related to contract performance. If the expected completion date is less than three months revenues and costs are accounted for using the completed contract method.

     Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

     Cost and estimated earnings in excess of billings on uncompleted contracts represent those contracts in progress for which revenue recognized exceeds amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent those contracts in progress for which billings exceed revenues recognized. Billings are made in accordance with contract terms.

   Cash and cash equivalents

     Cash and cash equivalents consist of highly liquid debt instruments with remaining maturities of three months or less at the date of purchase.

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

   Property and equipment

     Property and equipment are presented in the consolidated financial statements at historical cost less accumulated depreciation.

     All property and equipment (except land) are depreciated over their useful lives using the straight-line method of depreciation. Depreciation of property and equipment under capitalized leases is computed using the straight-line method over the shorter of estimated lives or lease terms.

     The average depreciable lives for major categories of fixed assets are as follows:

       Buildings...........................................    25 years
       Office furniture....................................     5 years
       Furniture and fittings..............................     5 years
       Plant and equipment.................................     5 years
       Other fixed assets..................................     5 years

   Inventory

     Inventory consists of raw material, work in progress and finished goods which are presented in the consolidated financial statements at the lower of cost (determined on a first in, first out basis) or net realizable value.

   Intangible assets

     Intangible assets consist of goodwill, which has an estimated useful life of five years, resulting from the acquisition of the net assets of NZ Telecoms
(Pty) Limited. Intangible assets at June 30, 1997 comprised cost of NZ$1,078 and accumulated amortisation of NZ$96.

   Income taxes

     Income taxes are accounted for by the asset and liability method.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

of a change in tax rates is recognised in income in the period that includes the enactment date.

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

   Foreign currency translation

     The functional currencies of the Company's foreign subsidiaries are the local currencies in which the foreign subsidiaries operate. Assets and liabilities of the Company's foreign subsidiaries are translated into New Zealand dollars at period-end exchange rates and revenues and expenses are translated at average rates prevailing during the period. Translation gains and losses are included in a separate component of shareholders' equity.

   Foreign currency transactions

     The Company uses forward foreign exchange contracts to manage its foreign currency risks. The Company enters into forward foreign currency contracts to limit the effect of exchange rate changes on anticipated but not firmly committed transactions, principally future revenues. Gains and losses on these contracts are recognized in the statement of operations as incurred.

     The Company also enters into forward foreign currency contracts to limit the effect of exchange rate changes on the foreign currency denominated receivables and payables as losses and gains on forward foreign currency exchange contracts are offset by gains and losses on the foreign currency receivables and payables. Gains and losses on the forward foreign currency contracts and on the underlying receivables and payables are recognised in the statement of operations as incurred.

   Research and development costs

     Research and development costs are expensed as incurred.   The Company's
internally developed products include both system and application software. Software development costs are expensed as incurred until both technological feasibility is achieved and all research and development activities for the other components of the product have been completed as demonstrated by a working model. Software development costs incurred subsequent to these two milestones have been minimal and have been expensed as incurred.

   Net income per ordinary share

     Net income per ordinary share is computed using the weighted average number of ordinary shares outstanding and dilutive ordinary share equivalents from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

     The Financial Accounting Standards Board recently issued SFAS No. 128, Earnings per Share. This statement requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company does not expect that the basic EPS will differ materially from the net income per share data presented in the accompanying consolidated financial statements.

   Use of estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

   Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company invests its cash and cash equivalents in a variety of financial instruments. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

     The Company performs on-going credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. It is the Company policy to obtain confirmed letters of credit or other insurance or guarantees from all customers whose unpaid balance exceeds a predetermined threshold set by the Board of Directors. The Company maintains an allowance for doubtful accounts to cover potential credit losses.

   Recoverability of long-lived assets

     The Financial Accounting Standards Board recently issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 in fiscal 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations.

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

     Pursuant to SFAS No. 121, the Company assesses the recoverability of the carrying amount of its long lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. If the estimated future undiscounted operating cash flows over the remaining useful life of the long lived asset is in excess of the carrying amount of the asset, a charge to income would be recognized for the excess carrying amount of the asset over its fair value.

   Dividend policy

     Pursuant to the Deposit Agreement between the Company and the Bank of New York, should the Company declare and pay dividends, such dividends will be declared in New Zealand Dollars and paid in United States Dollars with respect to holders of American Depository Receipts.

   Fair value of financial instruments

     The carrying values of the Company's cash and cash equivalents, accounts receivable, cash overdraft, accounts payable and short term borrowings approximate their respective fair values due to the relatively short maturity of these instruments.

   Stock-based compensation

     The Company accounts for its stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the fair value of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal year 1996 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. For the periods disclosed, pro forma net income and pro forma earnings per share would not have differed materially from the amounts reported in the accompanying consolidated financial statements.

   Unaudited interim results

     The accompanying balance sheet as of June 30, 1997 and the statements of operations and of cash flows for the three months ended June 30, 1996 and 1997 are unaudited. In the opinion of management, the statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

interim periods. The data disclosed in these notes to the consolidated financial statements for these periods are unaudited.

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

2.   CONVERSION OF NEW ZEALAND DOLLAR AMOUNTS TO UNITED STATES AMOUNTS

     The consolidated financial statements as of June 30, 1997 have been translated for convenience purposes from New Zealand dollar amounts into United States dollars. Unless otherwise stated, the translations of New Zealand dollars into United States dollars have been made at NZ$1.00 to US$0.6790, the June 30, 1997, noon buying rate in New York City for cable transfers in New Zealand dollars as reported by the Federal Reserve Bank of New York. These translations should not be construed as representations that the New Zealand dollar amounts actually represent such United States dollar amounts or could be converted into United States dollars at the rate indicated.

3.   CASH AND CASH EQUIVALENTS

     Included in cash and cash equivalents at June 30, 1997 are US$ denominated balances totaling approximately NZ$27,344 (US$18,567).

4.   INVENTORY

     Inventory consists of the following:-

                                           March 31,      June 30,
                                             1997           1997
                                           ---------     -----------
                                              NZ$            NZ$
                                                         (unaudited)
     Raw materials                           5,093          6,875
     Finished goods                          2,348          2,471
     Work in progress                          694          1,395
                                             -----         ------
                                             8,135         10,741
                                             =====         ======

5.   SHAREHOLDERS' EQUITY

   1997 Stock option plan

     The Company's 1997 Stock Option Plan (the "1997 Plan") was adopted by the Board on February 15, 1997 and approved by the shareholders on February 15, 1997. A maximum of 540,000 ordinary shares have been authorised for issuance under the 1997 Plan. On April 11, 1997 the Company granted 318,600 stock options under the 1997 Stock Option Plan to certain employees at an exercise price of US$14.00 per

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

ordinary share vesting over periods of up to three years. Under the 1997 Plan, employees and non-employee members of the Board may, at the discretion of the plan administrator, be granted options to purchase ordinary shares at an exercise price not less than 85% of their fair value on the grant date.

     The 1997 Plan is administered by the Compensation Committee (the "Plan Administrator"). The Plan Administrator has complete discretion to determine which eligible individuals are to receive option grants, the time or times when such option grants are to be made, the number of ordinary shares subject to each such grant, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

     The Plan Administrator has the authority to provide for accelerated vesting of the outstanding options in connection with certain changes in control of the Company or the subsequent termination of employment following a change in control event.

     Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain circumstances.

     Stock appreciation rights are authorized for issuance under the 1997 Plan which provide the holders with the election to surrender their outstanding options for a distribution from the Company equal to the excess of (i) the fair market value of the vested ordinary shares subject to the surrendered option over (ii) the aggregate exercise price payable for such ordinary shares. Such distribution may be made in cash or in ordinary shares.

     The Plan Administrator has the authority to effect the cancellation of outstanding options under the 1997 Plan in return for the grant of new options for the same or different number of ordinary shares with an exercise price per ordinary share based upon the fair market value of the ordinary shares on the new grant date.

     The Board may amend or modify the 1997 Plan at any time. The 1997 Plan will terminate on February 14, 2007, unless sooner terminated by the Board.

   Company re-registration

     On December 9, 1996 the Company re-registered under the New Zealand Companies Act 1993 (the "Act"). In accordance with the provisions of the Act, the Company has no authorized capital and the ordinary shares have no par value. All applicable share and per share data have been adjusted for all periods presented.

                            MAS TECHNOLOGY LIMITED

                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

   Ordinary share split

     On April 11, 1997, the Company effected a 3.6-for-1 share split of the Company's Ordinary Shares. All share, per share and stock option data for all periods presented has been restated to reflect the share split.

   Initial Public Offering

     On June 19, 1997, the Company consummated an initial public offering of 2,000,000 Ordinary Shares, each represented by one American Depositary Share, at a price per share of US$14.00. After underwriting discounts and expenses, the net proceeds to the Company were approximately NZ$37,139 (approximately US$25,217).

     On July 7, 1997, the Underwriters exercised the option to purchase 300,000 additional ADSs resulting in net proceeds to the Company of approximately NZ$5,800 (approximately US$3,900) after underwriting discount.

6.   SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOW

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                        1996             1997
                                                       ------           ------
                                                        NZ$              NZ$
Supplemental disclosure of cash flow information:
     Cash paid for interest                             $ 51            $  143
                                                       ======           ======

     Cash paid for income taxes                         $  -            $    -
                                                       ======           ======

     Reclassification of deferred offering costs
      to ordinary shares on closing of the
      initial public offering                           $  -            $2,150
                                                       ======           ======

ITEM 2
------

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and
uncertainties.   The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in the Company's
Registration Statement on Form F-1 dated June 19, 1997.   Factors that could
cause or contribute to such differences include those discussed herein as well as those included in the documents that the Company has filed or may file from time to time with the Securities and Exchange Commission.

OVERVIEW

Based in Wellington, New Zealand, the Company designs, manufactures, markets and supports low and medium frequency, medium to long-haul digital microwave radio links for use in the world-wide telecommunications market.

The Company's revenues from sales of telecommunications products consist primarily of the following two components: (i) sales of the Company's DXR products and related services such as network planning, installation and training services; and (ii) sales of third party products and related services which are complementary to the Company's products such as antennas, other microwave equipment necessary to complete a transmission system and non-proprietary telecommunications products sold under distributor agreements. Sales of the Company's DXR products and related services during the three months ended June 30, 1996 and 1997 accounted for 60.1% and 69.0% of sales, respectively Gross margins on sales of the Company's DXR products and the provision of related services are typically higher than gross margins on sales of third party products and related services. Sales of third party telecommunications products and related services have historically accounted for a significant percentage of the Company's historical revenues. Sales of third party telecommunications products and related services during the three months ended June 30, 1996 and 1997 accounted for 39.8% and 31.0% of sales, respectively.

During fiscal years 1996 and the three months ended June 30, 1997, a majority of the Company's revenues were denominated in US$ while a majority of the operating expenses were denominated in NZ$. If the value of the NZ$ increases relative to either the US$ or other international currencies in which the Company's revenues are denominated, the Company's overall gross profit and net income could be materially adversely affected. Fluctuations in exchange rates may cause period to period fluctuations in net income and gross margins. Net income for the three months ended June 30, 1997 include NZ$309,000 of other income due to unrealized currency gains arising from the conversion of cash and cash equivalents denominated in US$. See "Other Information - Exchange Rates".

During fiscal year 1997, the Company significantly expanded its international sales and marketing operations which resulted in increased costs. Over this period the Company established offices in several regions and increased its sales staff across these regions.

On September 1, 1996, the Company acquired certain net assets of a South African based distributor, NZ Telecoms (Proprietary) Limited, and the shares of two of its affiliates. This subsidiary sells the Company's and third party telecommunications products in Southern Africa. The aggregate purchase price was NZ$1,266,000 with an additional contingent earn-out that provides for further payments through October 1998 of a maximum of US$2,744,000. The first earn-out payment totaling NZ$728,000 was paid on April 30, 1997. Substantially all of the acquisition price and potential earn-out payments will be treated as goodwill and will be amortized on a straight line basis from the date of payment until August 31, 2001.

The Company expects that its sales and marketing expenses will increase in future periods, and if the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced, and may in the future experience, significant fluctuations in quarterly sales, gross profits and results of operations including certain seasonal effects. The Company's sales in any period are generally derived from sales of products pursuant to large orders from a limited number of customers. As the Company's gross margins on such orders can differ substantially as a result of a variety of factors, including competitive factors, product sales mix, or exchange rate fluctuations, the Company's overall gross margins may vary significantly on a period-to-period basis. Several of the Company's existing customers have fiscal years and capital investment budget cycles that end in March. These same customers typically purchase products towards the end of such fiscal years or budgetary cycles.

In addition, because the Company's products are often incorporated into a customer's larger networking initiative, sales of the Company's products typically involve a significant and lengthy technical evaluation, commitment of management, sales and other resources and the delays frequently associated with large capital expenditures. The sales cycle for the Company's products typically range from six to twelve months. Consequently, the Company may incur a significant amount of expenses in a period without recognizing a corresponding sale. Moreover, the Company expects that the average selling price of its products will also decline as such products mature and as competition increases. Because of these as well as other factors, the Company believes that period-to-period comparisons of its quarterly results of options are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated quarterly information of the Company as a percentage of total sales for the three months ended June 30, 1996 and 1997.

                                          THREE MONTHS ENDED JUNE 30,
                                          ---------------------------
                                              1996           1997
                                             ------         ------
        Sales                                100.0%         100.0%
        Cost of sales                         62.4           63.1
                                             -----          -----
        Gross profit                          37.6           36.9
        Operating expenses:
             Research and development         10.5            6.4
             Selling and marketing            12.0           15.4
             General and administrative        8.9            6.8
                                             -----          -----
        Total operating expenses              31.4           28.6
        Income from operations                 6.2            8.3
             Interest income (expense)        (0.7)          (0.8)
             Other income                      -              1.7
                                             -----          -----
        Net income before income taxes         5.5            9.2
        Income tax expense                     2.3            3.4
                                             -----          -----
        Net income                             3.2%           5.8%
                                             -----          -----

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Sales.   Sales increased by 129.4% to NZ$18.5 million in the three months ended June 30, 1997 from NZ$8.1 million in the three months ended June 30, 1996. Sales of DXR products and related services increased by 163.6% to NZ$12.8 million in the three months ended June 30, 1997 from NZ$4.9 million in the three months ended June 30, 1996. Sales of third party products and related services and other sales declined by NZ$776,000 for the comparable three months, but this decline was offset by sales of third party products and services by NZ Telecoms (Proprietary) Limited of NZ$3.3 million. NZ Telecoms (Proprietary) Limited also distributed NZ$3.0 million of the Company's DXR products and related services. Telecommunications products and services accounts for 100.0% of sales in the three months ended June 30, 1997 compared to 99.9% in the three months ended June 30, 1996. In the three months ended June 30, 1997, 69.0% of sales were generated from DXR products and services and 31.0% of sales were generated from third party products and services, compared to 60.1% and 39.8%, respectively in 1996.

     Gross profit.   Gross profit increased 125.3% to NZ$6.8 million in the
three months ended June 30, 1997 from NZ$3.0 million in the three months ended June 30, 1996. Gross margin decreased to 36.9% in the three months ended June 30, 1997 from 37.6% in the three months ended June 30, 1996. This decrease is primarily attributable to lower margins on third party product sales combined with an increase in distributor commissions in the three months ended June 30, 1997 compared to the comparable period in 1996.

     Research and development costs.   Research and development costs primarily
consist of salaries of research and development personnel, materials and allocated overhead associated with the development and enhancement of the Company's two DXR product families. Research and development costs increased 40.0% to NZ$1.2 million, or 6.4% of sales, in the three months ended June 30, 1997 from NZ$845,000, or 10.5% of sales in the three months ended June 30, 1996. This increase is primarily attributable to the expenditures on additional staff of NZ$168,000 and NZ$128,000 for materials respectively for developing enhancement of the DXR 100 product family. Substantially all of the research and development expenditures in the three months ended June 30, 1997 were expended on the enhancement and development of new features for the Company's DXR product families, particularly the DXR 100. The Company believes that significant ongoing investments in research and development are required to remain competitive.

     Selling and marketing expenses.   Selling and marketing expenses primarily
consist of salaries of sales and marketing personnel, investment in international operations and offices, sales commissions, travel expenses, customer service and support expenses, trade show related activities and advertising costs. Selling and marketing expenses increased 194.5% to NZ$2.9 million, or 15.4% of sales, in the three months ended June 30, 1997 from NZ$970,000, or 12.0% of sales, in the three months ended June 30, 1996. This increase is primarily attributable to the expansion of the

Company's sales and marketing efforts, including the cost of maintaining the new sales offices totalling NZ$1.2 million, increased costs due to the acquisition of NZ Telecoms (Pty) Limited totalling NZ$300,000 and the additional marketing and sales personnel in the Europe, Africa, the Americas and Asia/Pacific sales regions.

     General and administrative expenses.   General and administrative expenses
primarily consist of salaries and other expenses for management, finance, accounting, legal and other professional services. General and administrative expenses increased 74.7% to NZ$1.3 million, or 6.8% of sales, in the three months ended June 30, 1997 from NZ$719,000, or 8.9% of sales, in the three months ended June 30, 1996. This increase was primarily attributable to the increased costs due to the acquisition of NZ Telecoms (Proprietary) Limited totalling NZ$391,000, the hiring of additional management personnel and other staff in New Zealand to support the Company's expanding operations and the administration of regional sales offices.

     Other income.   Other income primarily consists of foreign exchange gains
and losses. Other income increased 100% to NZ$314,000 or 1.7% of sales in the three months ended June 30, 1997 from NZ$0 in the three months ended June 30, 1996. This increase is primarily due to the conversion of the short-term investments which are denominated in US$ to NZ$ at June 30, 1997, resulting in unrealised foreign exchange gains totaling NZ$309,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations to date through cash flow from operations, bank loans and bank advances and the issuance of equity securities. On June 19, 1997, the Company completed its initial public offering, raising net proceeds of NZ$35.0 million (US$24.0 million). These funds have been and will be used to fund (i) the repayment of NZ$7.1 million (approximately US$4.5 million) in bank loans and advances and (ii) working capital and general corporate purposes.

The Company has used cashflows from operations of NZ$3.3 million and NZ$831,000 for the three months ended June 30, 1996 and 1997, respectively. The cash used by operations for the three months ended June 30, 1997 was due to the increase in inventory of NZ$2.6 million which was offset by increases in operating income and an increase in accounts payable and income taxes payable of NZ$831,000 and NZ$661,000, respectively.

Net cashflows used in investing activities in the three months ended June 30, 1997 were NZ$1.0 million. The cash flows used in investing activities have resulted primarily from the first earn-out payment for the acquisition of NZ Telecoms (Pty) Limited totaling NZ$728,000, and the purchases of plant and equipment totaling NZ$285,000. The Company anticipates that it will continue to incur significant capital commitments in connection with further expansion of its Research and Development activities and further development in its sales channel structure.

At June 30, 1997 the Company had working capital of NZ$43.7 million. At June 30, 1997 the Company's principal source of liquidity was approximately NZ$28.5 million in cash and cash equivalents. The increase in cash and cash equivalents was primarily attributable to proceeds raised from the Company's initial public offering in June 1997. The Company is currently re-evaluating its funding and lines of credit with its bank.

The Company believes that its cash and cash equivalents of NZ$28.5 million as of June 30, 1997 will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next twelve months.

                            MAS TECHNOLOGY LIMITED

PART II  OTHER INFORMATION

Item 1.  Legal proceedings

         There are no material legal proceedings against the Company.

Items 2 through 4.

         Not applicable.

Item 5.  Other information

         Exchange rates

         The following tables sets forth, for each period presented, the average of the exchange rates on the last day of each month during the indicated period, the high and low exchange rates, and the exchange rates at the end of the indicated period for one NZ$, expressed in US$, based on the noon buying rate (the "Noon Buying Rate") in New York City for cable transfers payable in NZ$ as certified for customs purposes by the Federal Reserve Bank of New Zealand.

                                            US$ per NZ$
                                      Three month period ended
                       ---------------------------------------------------------
                       June 30,    Sept 30,     Dec 30,    March 31,    June 30,
                         1996        1996        1996        1997         1997
         Average        0.6817      0.6915      0.7048      0.6967       0.6901
         High           0.6905      0.7021      0.7148      0.7085       0.6973
         Low            0.6678      0.6823      0.6894      0.6835       0.6789
         Period end     0.6860      0.6990      0.7065      0.6947       0.6790

         Fluctuations in the exchange rate between the NZ$ and the US$ may affect the Company's earnings, the book value of its assets and its shareholders' equity as expressed in US$, and consequently may affect the market price for the ADSs. Such fluctuations will also affect the conversion into US$ by the Depositary of cash dividends, if any, paid in NZ$ on the Ordinary Shares represented by the ADSs.

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

Exhibit
Number      Document Description
-------     --------------------

  3.1 Constitution. (Incorporated by reference to Exhibit 3.2 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-6952)

  4.1 Form of American Depositary Receipt Certificate (Incorporated by reference to Exhibit 4.1 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-6952)

  4.2 Form of Deposit Agreement among MAS Technology Limited, Bank of New York as Depositary, and holders from time to time of ADSs issued thereunder. (Incorporated by reference to Exhibit 4.2 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-6952)

 11.1       Computation of Pro forma Net Income per Ordinary Share.

 27         Financial Data Schedule

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MAS TECHNOLOGY LIMITED


Date:    August 11, 1997                        /s/ Peter Wright
                                          ------------------------------
                                          Peter Wright
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)