Form 10-Q/A
period 1997-06-30
MAS TECHNOLOGY LTD
filed 1997-10-28
CIK 809598

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1997

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes        No   X
                            -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of ordinary shares as of the latest practicable date.

Ordinary Shares, No par value per                      6,500,000 shares
share, each represented by one American         (Outstanding at June 30, 1997)
Depositary Share
           (Class)

THIS FORM 10-Q/A (AMENDMENT NO. 1) AMENDS PART I. OF THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997, ORIGINALLY FILED BY MAS TECHNOLOGY LIMITED ON AUGUST 11, 1997. THE EFFECT OF THE RESTATEMENT IS DUE TO THE DEFERRAL OF REVENUE PREVIOUSLY RECOGNISED. SEE NOTE 7 OF NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                  FORM 10-Q/A

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

          Notes to Condensed Consolidated Interim Financial Statements.

          ITEM 2

          Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

          ITEM 6

          Exhibits and Reports on Form 8-K.

          SIGNATURES

          EXHIBIT INDEX

PART 1.    FINANCIAL INFORMATION

Item 1
------

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

                                                            MARCH 31,            JUNE 30,             JUNE 30,
                                                              1997                 1997                 1997
                                                               NZ$                 NZ$                  US$
                                                                                                      (NOTE 2)
ASSETS                                                      (AUDITED)          (UNAUDITED)          (UNAUDITED)
Current assets
  Cash and cash equivalents                                   $    10              28,515               $19,362
  Accounts receivables, net of allowance of NZ$97,
   NZ$97 and US$66, respectively                               20,189              16,084                10,921
  Inventory                                                     8,135              13,047                 8,859
  Prepaids and other                                              137                 336                   228
                                                              -------             -------               -------
  Total current assets                                         28,471              57,982                39,370
Deferred taxes                                                    519                 597                   405
Property and equipment, net                                     2,122               2,220                 1,509
Intangible assets                                               1,069                 982                   665
Deferred offering costs                                         2,150                   -                     -
                                                              -------             -------               -------
Total assets                                                   34,331              61,781                41,949
                                                              =======             =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Cash overdraft                                              $   518                   -               $     -
  Short-term borrowings                                         6,600                   -                     -
  Accounts payable                                             10,576              11,407                 7,745
  Accrued employee benefits payable                             1,733                 688                   467
  Accrued professional fees payable                             1,380               1,543                 1,048
  Other accrued liabilities                                       315                 483                   328
  Income taxes payable                                          1,095               1,188                   807
  Acquisition costs payable                                       755                   -                     -
                                                              -------             -------               -------
  Total current liabilities                                    22,972              15,309                10,395
Deferred taxes                                                     43                   7                     5
                                                              -------             -------               -------
  Total liabilities                                            23,015              15,316                10,400
Shareholders equity
  Ordinary shares, no par value; 4,500,000; 6,500,000;
   6,500,000 issued and outstanding, respectively               4,734              39,723                26,972
  Retained earnings                                             7,593               7,597                 5,158
  Cumulative translation adjustment                               (12)                 (6)                   (4)
  Deferred compensation                                          (999)               (849)                 (577)
                                                              -------             -------               -------
  Total shareholders' equity                                   11,316              46,465                31,549
                                                              -------             -------               -------
Total shareholders' equity and liabilities                    $34,331              61,781               $41,949
                                                              =======             =======               =======



   The accompanying notes are an integral part of these consolidated interim financial statements.

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (unaudited)




                                                           THREE MONTHS ENDED JUNE 30,
                                             ----------------------------------------------------
                                                  1996                1997                 1997
                                                  NZ$                  NZ$                 US$
                                                                                         (NOTE 2)
Sales
   Products and services revenue                   8,075               14,478               9,830
Cost of sales
   Products and services                           5,042                9,382               6,370
                                             -----------         ------------         -----------
Gross profit                                       3,033                5,096               3,460
Operating expenses:
   Research and development                          845                1,183                 803
   Selling and marketing                             970                2,763               1,876
   General and administration                        719                1,256                 853
                                             -----------         ------------         -----------
Total operating expenses                           2,534                5,202               3,532
Income from operations                               499                 (106)                (72)
   Interest income (expense)                         (56)                (143)                (97)
   Other income                                        -                  314                 213
                                             -----------         ------------         -----------
Net income before taxes                              443                   65                  44
   Income tax expense                                183                   61                  41
                                             -----------         ------------         -----------
Net income                                           260                    4                   3
                                             ===========         ============         ===========

Net income per ordinary share                $      0.06         $       0.00         $      0.00
                                             ===========         ============         ===========

Weighted average ordinary shares and
ordinary share equivalents outstanding             4,151                4,677               4,677
                                             ===========         ============         ===========



   The accompanying notes are an integral part of these consolidated interim financial statements.

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                  (unaudited)






                                                                        THREE MONTHS ENDED JUNE 30,
                                                           ---------------------------------------------------
                                                                1996                1997                1997
                                                                NZ$                 NZ$                 US$
                                                                                                      (NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         260                   4                   3
Adjustments to reconcile net income to net
 cash provided (used) in operating activities:
  Depreciation and amortisation expense                            136                 234                 159
  Unrealised foreign exchange (gains) loss                           4                (409)               (278)
  Amortisation of deferred compensation                            112                 150                 102
  Deferred taxes                                                    52                (114)                (77)
Changes in assets and liabilities:
  Accounts receivable                                            2,862               4,205               2,855
  Prepaids and other                                              (177)               (199)               (135)
  Inventory                                                     (3,010)             (4,912)             (3,335)
  Billings on uncompleted contracts                                (40)                  -                   -
  Accounts payable                                              (2,610)                831                 564
  Accrued employee benefits                                       (482)             (1,045)               (710)
  Accrued professional fees                                          -                 163                 111
  Other accrued liabilities                                       (113)                168                 114
  Income taxes payable                                            (335)                 93                  63
                                                           -----------         -----------         -----------
Net cash provided/(used) by operating activities                (3,341)               (831)               (564)
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase consideration for NZ Telecoms (Pty) Limited               -                (728)               (494)
  Proceeds from disposal of fixed assets                             -                  13                   9
  Acquisition of property and equipment                           (210)               (285)               (194)
                                                           -----------         -----------         -----------
Net cash used by investing activities                             (210)             (1,000)               (679)
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of ordinary shares, net of
   offering costs of NZ$2,150 and US$1,460, respectively             -              37,139              25,217
  Proceeds from short-term borrowing                             2,000                   -                   -
  Repayment of short-term borrowing                                  -              (6,600)             (4,481)
  Increase / (decrease) in cash overdraft                          251                (518)               (352)
                                                           -----------         -----------         -----------
Net cash provided by financing activities                        2,251              30,021              20,384
Net increase / (decrease) in cash held                          (1,300)             28,190              19,141
Adjustment for foreign currency differences                          -                 315                 214
Cash and cash equivalents, beginning of period                   1,300                  10                   7
                                                           -----------         -----------         -----------
Cash and cash equivalents, end of period                             -              28,515              19,362
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

  Basis of presentation

    These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP).

    The Company publishes its financial statements in New Zealand dollars. In this Form 10-Q/A references to "US$" are to United States dollars and references
to "NZ$" are to New Zealand dollars.   For the convenience of the reader, this
Form 10-Q/A contains translations of certain NZ$ amounts into US$.   These
translations should not be construed as representations that the NZ$ amounts actually represent such US$ amounts or could be converted into US$ at the rate
indicated.   On June 30, 1997, the Noon Buying Rate was NZ$1.00 to US$0.6790.
See "Other Information - Exchange Rates".

    The Company's fiscal year ends on March 31.   As used in this Form 10-Q/A,
the fiscal year ended March 31, 1997 is referred to as "fiscal year 1997", and other fiscal years are referred to in a corresponding manner.

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

    The average depreciable lives for major categories of fixed assets are as follows:


    Buildings....................................  25 years
    Office furniture.............................   5 years
    Furniture and fittings.......................   5 years
    Plant and equipment..........................   5 years
    Other fixed assets...........................   5 years


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

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (unaudited)

  Income taxes

    Income taxes are accounted for by the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date.

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

    The Company also enters into forward foreign currency contracts to limit the effect of exchange rate changes on foreign currency denominated receivables and payables as losses and gains on forward foreign currency exchange contracts are offset by gains and losses on the foreign currency receivables and payables. Gains and losses on the forward foreign currency contracts and on the underlying receivables and payables are recognised in the statement of operations as incurred.

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

  Unaudited interim results

    The accompanying balance sheet as of June 30, 1997 and the statements of operations and of cash flows for the three months ended June 30, 1996 and 1997
are unaudited.   In the opinion of management, the statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the
fair statement of the results of interim periods.   The data disclosed in these
notes to the consolidated financial statements for these periods are unaudited.

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


4.  INVENTORY

    Inventory consists of the following:-

                                   MARCH 31,          June 30,
                                     1997              1997
                                -------------     -------------
                                      NZ$              NZ$
                                                   (unaudited)
    Raw materials                     5,093            6,875
    Finished goods                    2,348            4,777
    Work in progress                    694            1,395
                                  ---------        ---------
                                      8,135           13,047
                                  =========        =========


5.  SHAREHOLDERS' EQUITY

  1997 Stock option plan

    The Company's 1997 Stock Option Plan (the "1997 Plan") was adopted by the Board on February 15, 1997 and approved by the shareholders on February 15, 1997. A maximum of 540,000 ordinary shares have been authorised for issuance under the 1997 Plan. On April 11, 1997 the Company granted 318,600 stock options under the 1997 Stock Option Plan to certain employees at an exercise price of US$14.00 per ordinary share vesting over periods of up to three years. Under the 1997 Plan, employees and non-employee members of the Board may, at the discretion of the plan administrator, be granted options to purchase ordinary shares at an exercise price not less than 85% of their fair value on the grant date.

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

  Initial Public Offering

    On June 19, 1997, the Company consummated an initial public offering of 2,000,000 Ordinary Shares, each represented by one American Depositary Share, at a price per share of US$14.00. After underwriting discounts and expenses, the net proceeds to the Company from the sale of such shares were approximately NZ$37,139 (approximately US$25,217).


    On July 7, 1997, the Underwriters exercised an over-allotment option to purchase 300,000 additional ADSs resulting in net proceeds to the Company from the sale of such shares of approximately NZ$5,800 (approximately US$3,900) after underwriting discount.

6.    SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                  --------------------------------------
                                                                        1996                   1997
                                                                  ---------------        ---------------
                                                                         NZ$                    NZ$
Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $   51               $  143
                                                                       ======               ======

  Cash paid for income taxes                                           $    -               $    -
                                                                       ======               ======

  Reclassification of deferred offering costs to ordinary shares
   on closing of the initial public offering                           $    -               $2,150
                                                                       ======               ======

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (unaudited)


7.  RESTATEMENT OF THE RESULTS FOR THE THREE MONTHS ENDED 30 JUNE 1997

    The Company discovered that revenue previously recognised in the three months ended June 30, 1997, were required by US GAAP to be deferred to future periods. The revenue to be deferred related to several orders from emerging markets that had been prematurely recognized as revenue during the quarter ended June 30, 1997. The revenues recognised from these orders were not in accordance with the Company's revenue recognition policy. As a result of discovering these discrepancies, the Company completed a review of existing contractual documents and internal accounting procedures for inventory despatch and have implemented actions intended to further strengthen reporting and control systems.


    As a result of the review an adjustment and restatement was required to the results for the three months ended June 30, 1997, as previously reported by the Company. The summary of the adjustments mainly effect the deferral of certain revenue, cost of sales and related expenses from the three months ended June 30, 1997. The effect of the restatement on the interim financial statements for the three months ended June 30, 1997 are as follows;

    CONSOLIDATED STATEMENT OF OPERATIONS

                                            AS              NET EFFECT              AS
                                      -------------      --------------      -------------
                                        PREVIOUSLY             OF               RESTATED
                                      -------------      --------------      -------------
                                        REPORTED           ADJUSTMENT
                                      -------------      --------------
                                            NZ$                 NZ$                NZ$
Sales                                    $18,522            $(4,044)           $14,478
                                         =======            =======            =======
Gross profit                               6,834             (1,738)             5,096
                                         =======            =======            =======
Net income before taxes                    1,709             (1,644)                65
                                         =======            =======            =======
Net income                                 1,080             (1,076)                 4
                                         =======            =======            =======

Net income per
  ordinary share                         $  0.23            $ (0.23)           $  0.00
                                         =======            =======            =======

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (unaudited)

CONSOLIDATED BALANCE SHEET

                                    AS
                                PREVIOUSLY         NET EFFECT
                                 REPORTED         OF ADJUSTMENT      AS RESTATED
                                -----------       -------------      -----------
                                    NZ$                NZ$               NZ$

Accounts receivable                $20,128          $(4,044)            $16,084
                                   =======          =======             =======
Inventory                           10,741            2,306              13,047
                                   =======          =======             =======
Accrued employee benefits              782              (94)                688
                                   =======          =======             =======
Income taxes payable                 1,756             (568)              1,188
                                   =======          =======             =======
Retained earnings                    8,673           (1,076)              7,597
                                   =======          =======             =======

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

The Company's revenues from sales of telecommunications products consist primarily of the following two components: (i) sales of the Company's DXR products and related services such as network planning, installation and training services; and (ii) sales of third party products and related services which are complementary to the Company's products such as antennas, other microwave equipment necessary to complete a transmission system and non-proprietary telecommunications products sold under distributor agreements.
Sales of the Company's DXR products and related services during the three months ended June 30, 1996 and 1997 accounted for 60.1% and 74.0% of sales,
respectively.   Gross margins on sales of the Company's DXR products and the provision of related services are typically higher than gross margins on sales
of third party products and related services.   Sales of third party
telecommunications products and related services have historically accounted for
a significant percentage of the Company's historical revenues.   Sales of third
party telecommunications products and related services during the three months ended June 30, 1996 and 1997 accounted for 39.8% and 26.0% of sales, respectively.

During fiscal years 1997 and the three months ended June 30, 1997, a majority of the Company's revenues were denominated in US$ while a majority of the operating
expenses were denominated in NZ$.   If the value of the NZ$ increases relative
to either the US$ or other international currencies in which the Company's revenues are denominated, the Company's overall gross profit and net income
could be materially adversely affected.   Fluctuations in exchange rates may
cause period to period fluctuations in net income and gross margins.   Net
income for the three months ended June 30, 1997 include NZ$309,000 of other income due to unrealized currency gains arising from the conversion of cash and
cash equivalents denominated in US$.   See "Other Information - Exchange Rates".

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

The Company expects that its sales and marketing expenses will increase in future periods, and if the Company's sales do not correspondingly increase, the Company's business results of operations and financial condition would be materially adversely affected.

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

In addition, because the Company's products are often incorporated into a customer's larger networking initiative, sales of the Company's products typically involve a significant and lengthy technical evaluation, commitment of management, sales and other resources and the delays frequently associated with
large capital expenditures.   The sales cycle for the Company's products
typically range from six to twelve months.   Consequently, the Company may incur
a significant amount of expenses in a period without recognizing a corresponding
sale.   Moreover, the Company expects that the average selling price of its products will also decline as such products mature and as competition increases. Because of these as well as other factors, the Company believes that period-to-period comparisons of its quarterly results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated quarterly information of the Company as a percentage of total sales for the three months ended June 30, 1996 and 1997.

                                             THREE MONTHS ENDED JUNE 30,
                                        ----------------------------------
                                              1996                 1997
                                        -------------         ------------
Sales                                           100.0%               100.0%
Cost of sales                                    62.4                 64.8
                                        -------------         ------------
Gross profit                                     37.6                 35.2
Operating expenses:
  Research and development                       10.5                  8.2
  Selling and marketing                          12.0                 19.1
  General and administrative                      8.9                  8.7
                                        -------------         ------------
Total operating expenses                         31.4                 36.0
Income from operations                            6.2                 (0.8)
  Interest income (expense)                      (0.7)                (1.0)
  Other income                                      -                  2.2
                                        -------------         ------------
Net income before income taxes                    5.5                  0.4
Income tax expense                                2.3                  0.4
                                        -------------         ------------
Net income                                        3.2%                 0.0%
                                        -------------         ------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

      Sales.   Sales increased by 79.3% to NZ$14.5 million in the three months ended June 30, 1997 from NZ$8.1 million in the three months ended June 30, 1996. Sales of DXR products and related services increased by 118.4% to NZ$10.7 million in the three months ended June 30, 1997 from NZ$4.9 million in the three months ended June 30, 1996. Sales of third party products and related services and other sales declined by NZ$542,000 for the comparable three months, but this decline was offset by sales of third party products and services by NZ Telecoms (Proprietary) Limited of NZ$1.4 million for the three months ended June 30, 1997. NZ Telecoms (Proprietary) Limited also distributed NZ$1.7 million of the Company's DXR products and related services for the three months ended June 30, 1997. Telecommunications products and services accounts for 100.0% of sales in the three months ended June 30, 1997 compared to 99.9% in the three months ended June 30, 1996. In the three months ended June 30, 1997, 74.0% of sales were generated from DXR products and services and 26.0% of sales were generated from third party products and services, compared to 60.1% and 39.8%, respectively in 1996.

      Gross profit. Gross profit increased 68.0% to NZ$5.1 million in the three months ended June 30, 1997 from NZ$3.0 million in the three months ended June 30, 1996. Gross margin decreased to 35.2% in the three months ended June 30, 1997 from 37.6% in the three months ended June 30, 1996. This decrease is primarily attributable to lower margins on third party product sales combined with an increase in distributor commissions in the three months ended June 30, 1997 compared to the comparable period in 1996.

      Research and development costs.   Research and development costs primarily
consist of salaries of research and development personnel, materials and allocated overhead associated with the development and enhancement of the
Company's two DXR product families.   Research and development costs increased
40.0% to NZ$1.2 million, or 8.2% of sales, in the three months ended June 30, 1997 from NZ$845,000, or 10.5% of sales in the three months ended June 30, 1996. This increase is primarily attributable to the expenditures on additional staff of NZ$168,000 and NZ$128,000 for materials respectively for developing
enhancement of the DXR 100 product family.   Substantially all of the research
and development expenditures in the three months ended June 30, 1997 were expended on the enhancement and development of new features for the Company's
DXR product families, particularly the DXR 100.   The Company believes that
significant ongoing investments in research and development are required to remain competitive.

      Selling and marketing expenses.   Selling and marketing expenses primarily
consist of salaries of sales and marketing personnel, investment in international operations and offices, sales commissions, travel expenses, customer service and support expenses, trade show related activities and
advertising costs.   Selling and marketing expenses increased 184.8% to NZ$2.8
million, or 19.1% of sales, in the three months ended June 30, 1997 from
NZ$970,000, or 12.0% of sales, in the three months ended June 30, 1996.   This
increase is primarily attributable to the expansion of the Company's sales and marketing efforts, including the cost of maintaining the new sales offices totalling NZ$1.2 million, increased costs due to the acquisition of NZ Telecoms
(Pty) Limited totalling NZ$300,000 and the additional marketing and sales personnel in the Europe, Africa, the Americas and Asia/Pacific sales regions.

      General and administrative expenses.   General and administrative expenses
primarily consist of salaries and other expenses for management, finance,
accounting, legal and other professional services.   General and administrative
expenses increased 74.7% to NZ$1.3 million, or 8.7% of sales, in the three months ended June 30, 1997 from NZ$719,000, or 8.9% of sales, in the three
months ended June 30, 1996.   This increase was primarily attributable to the
increased costs due to the acquisition of NZ Telecoms (Proprietary) Limited totalling NZ$391,000, the hiring of additional management personnel and other staff in New Zealand to support the Company's expanding operations and the administration of regional sales offices.

      Other income.   Other income primarily consists of foreign exchange gains
and losses.   Other income increased 100% to NZ$314,000 or 2.2% of sales in the three months ended June 30, 1997 from NZ$0 in the three months ended June 30,
1996.   This increase is primarily due to the conversion of the short-term investments which are denominated in US$ to NZ$ at June 30, 1997, resulting in unrealised foreign exchange gains totaling NZ$309,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations to date through cash flows from operations, bank loans and bank advances and the issuance of equity
securities.   On June 19, 1997, the Company completed its initial public
offering, raising net proceeds of NZ$35.0 million (US$24.0 million).   These
funds have been and will be used to fund (i) the repayment of NZ$7.1 million (approximately US$4.5 million) in bank loans and advances and (ii) working capital and general corporate purposes.

The Company has used cash flows from operations of NZ$3.3 million and NZ$831,000 for the three months ended June 30, 1996 and 1997, respectively. The cash used by operations for the three months ended June 30, 1997 was due to the increase in inventory of NZ$4.9 million and a decrease in accrued employee benefits of NZ$1.0 million, which was offset by increases in accounts payable and a decrease in accounts receivable of NZ$831,000 and NZ$4.2 million, respectively.

Net cash flows used in investing activities in the three months ended June 30,
1997 were NZ$1.0 million.   The cash flows used in investing activities have
resulted primarily from the first earn-out payment for the acquisition of NZ Telecoms (Pty) Limited totaling NZ$728,000, and the purchases of plant and
equipment totaling NZ$285,000.   The Company anticipates that it will continue
to incur significant capital commitments in connection with further expansion of its Research and Development activities and further development in its sales channel structure.

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

                                              US$ PER NZ$
                                        THREE MONTH PERIOD ENDED
                 -----------------------------------------------------------------------
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

        Restatement of results

        On October 21, 1997, the company issued a press release announcing, among other things, the restatement of the consolidated results of operations of the Company and its subsidiaries for the three months ended June 30, 1997, due to the deferral of revenue to future periods. A copy of such press release is filed herewith as Exhibit 99.1.

Item 6 - Exhibits and reports on Form 8-K

(a)     Exhibits

Exhibit
-------
Number  Document Description
------  --------------------

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

99.1    Press release - dated October 21, 1997.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K for the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MAS TECHNOLOGY LIMITED


Date:   October 28, 1997          /s/ Peter Wright
                                  ----------------------------------------------
                                  Peter Wright
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)