Form 10-Q
period 1997-09-30
MAS TECHNOLOGY LTD
filed 1997-10-28
CIK 809598

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number 333-6952

                            MAS TECHNOLOGY LIMITED
            (Exact name of registrant as specified in its charter)

        NEW ZEALAND                                NOT APPLICABLE
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organisation)


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

                              Yes   X    No _____
                                  -----

Indicate the number of shares outstanding of each of the issuer's classes of ordinary shares as of the latest practicable date.

Ordinary Shares, No par value per                6,800,000 shares
share, each represented by one American (Outstanding at September 30, 1997) Depositary Share
           (Class)

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX

PART I.   FINANCIAL INFORMATION

          ITEM 1

                                                                               Page Number
          Condensed Consolidated Interim Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30,                 3
          1997 and March 31, 1997.

          Condensed Consolidated Statements of Operations for the Three             4
          Months and Six Months Ended September 30, 1996 and 1997.

          Condensed Consolidated Statements of Cash Flows for the Six               5
          Months Ended September 30, 1996 and 1997.

          Notes to Condensed Consolidated Interim Financial Statements              6

          ITEM 2

          Management's Discussion and Analysis of Financial Condition              16
          and Results of Operations.

PART II.  OTHER INFORMATION

          ITEM 6

          Exhibits and Reports on Form 8-K                                         23

          SIGNATURES

          EXHIBIT INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1
------
                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)



                                                                    March 31,           September 30,      September 30,
                                                                      1997                1997                1997
                                                                       NZ$                 NZ$                 US$
                                                                                                            (note 2)
                                                                    (Audited)          (Unaudited)         (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                          $    10             $32,084             $20,527
   Accounts receivables, net of allowance of NZ$97,
    NZ$143 and US$91, respectively                                     19,392              18,592              11,895
   Inventory                                                            8,135              12,743               8,153
   Prepaids and other                                                     934               2,035               1,302
                                                                      -------             -------             -------
   Total current assets                                                28,471              65,454              41,877
Deferred taxes, net                                                       476                 520                 333
Property and equipment, net                                             2,122               2,418               1,547
Intangible assets                                                       1,069                 917                 587
Deferred offering costs                                                 2,150                   -                   -
                                                                      -------             -------             -------
Total assets                                                          $34,288             $69,309             $44,344
                                                                      =======             =======             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Cash overdraft                                                     $   518             $     -             $     -
   Short-term borrowings                                                6,600                   -                   -
   Accounts payable                                                    10,576              10,595               6,779
   Accrued employee benefits payable                                    1,733                 779                 498
   Accrued professional fees payable                                    1,380                 146                  93
   Other accrued liabilities                                              315                 331                 212
   Income taxes payable                                                 1,095               1,272                 814
   Acquisition costs payable                                              755                   -                   -
                                                                      -------             -------             -------
   Total current liabilities                                           22,972              13,123               8,396
Shareholders equity
   Ordinary shares, no par value; 4,500,000; 6,800,000;
    6,800,000 issued and outstanding, respectively                      4,734              45,636              29,198
   Retained earnings                                                    7,593              11,211               7,173
   Cumulative translation adjustment                                      (12)                 38                  24
   Deferred compensation                                                 (999)               (699)               (447)
                                                                      -------             -------             -------
   Total shareholders' equity                                          11,316              56,186              35,948
                                                                      -------             -------             -------
Total shareholders' equity and liabilities                            $34,288             $69,309             $44,344
                                                                      =======             =======             =======

The accompanying notes are an integral part of these consolidated interim financial statements.

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED SEPTEMBER 30,              SIX MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------------           ----------------------------------
                                      1996          1997            1997             1996        1997            1997
                                       NZ$           NZ$             US$              NZ$         NZ$             US$
                                                                  (note 2)                                     (note 2)
Sales
   Products and services revenue       8,328         24,943         15,959           16,403       39,421         25,222
Cost of sales
   Products and services               5,276         15,824         10,124           10,318       25,206         16,127
                                      ------         ------         ------           ------       ------         ------
Gross profit                           3,052          9,119          5,835            6,085       14,215          9,095
Operating expenses:
   Research and development              861          1,383            885            1,706        2,566          1,642
   Selling and marketing               1,499          3,216          2,058            2,469        5,979          3,825
   General and administration            689          1,376            880            1,408        2,632          1,684
                                      ------         ------         ------           ------       ------         ------
Total operating expenses               3,049          5,975          3,823            5,583       11,177          7,151
Income from operations                     3          3,144          2,012              502        3,038          1,944
   Interest income (expense)             (99)           424            271             (155)         281            180
   Other income                            -          1,929          1,234                -        2,243          1,435
                                      ------         ------         ------           ------       ------         ------
Net income before taxes                  (96)         5,497          3,517              347        5,562          3,559
   Income tax expense                      3          1,883          1,205              186        1,944          1,244
                                      ------         ------         ------           ------       ------         ------
Net income                               (99)         3,614          2,312              161        3,618          2,315
                                      ======         ======         ======           ======       ======         ======

Net income per ordinary share         $(0.02)         $0.53          $0.34            $0.04        $0.62          $0.40
                                      ======         ======         ======           ======       ======         ======

Weighted average ordinary shares
 and ordinary share equivalents
outstanding                            4,175          6,852          6,852            4,163        5,813          5,813
                                      ======         ======         ======           ======      =======         ======

The accompanying notes are an integral part of these consolidated interim financial statements

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                                  ---------------------------------------------------
                                                                    1996                1997                  1997
                                                                     NZ$                 NZ$                   US$
                                                                                                            (NOTE 2)
Cash flows from operating activities:
Net income                                                        $   161               $ 3,618               $ 2,315
Adjustments to reconcile net income to net cash used in
  operating activities:
   Depreciation and amortisation expense                              277                   335                   214
   Unrealised foreign exchange (gains) loss                             -                (1,741)               (1,114)
   Amortisation of deferred compensation                              224                   300                   192
   Deferred taxes                                                      40                   (44)                  (28)
Changes in assets and liabilities:
   Accounts receivable                                              2,330                   800                   512
   Prepaids and other                                                  49                (1,101)                 (704)
   Inventory                                                       (2,727)               (4,608)               (2,948)
   Accounts payable                                                (4,720)                   19                    12
   Accrued employee benefits                                         (428)                 (954)                 (610)
   Accrued professional fees                                            -                    38                    24
   Other accrued liabilities                                         (113)                   16                    10
   Income taxes payable                                              (757)                  177                   113
                                                                  -------               -------               -------
Net cash used by operating activities                              (5,664)               (3,145)               (2,012)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase consideration for NZ Telecoms (Pty) Limited                 -                  (728)                 (466)
   Proceeds from disposal of fixed assets                               -                    14                     9
   Acquisition of property and equipment                             (152)                 (520)                 (333)
                                                                  -------               -------               -------
Net cash used by investing activities                                (152)               (1,234)                 (790)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of ordinary shares, net of
    offering costs of NZ$2,883                                          -                41,780                26,731
   Proceeds from short-term borrowing                               3,750                     -                     -
   Repayment of short-term borrowing                                    -                (6,600)               (4,223)
   Increase / (decrease) in cash overdraft                            773                  (518)                 (331)
                                                                  -------               -------               -------
Net cash provided by financing activities                           4,523                34,662                22,177
Net increase / (decrease) in cash held                             (1,293)               30,283                19,375
Adjustment for foreign currency differences                            (7)                1,791                 1,146
Cash and cash equivalents, beginning of period                      1,300                    10                     6
                                                                  -------               -------               -------
Cash and cash equivalents, end of period                          $     -               $32,084               $20,527
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

    The Company publishes its financial statements in New Zealand dollars. In this Form 10-Q references to "US$" are to United States dollars and references to "NZ$" are to New Zealand dollars. For the convenience of the reader, this Form 10-Q contains translations of certain NZ$ amounts into US$. These translations should not be construed as representations that the NZ$ amounts actually represent such US$ amounts or could be converted into US$ at the rate indicated. On September 30, 1997, the Noon Buying Rate was NZ$1.00 to US$0.6398. See "Other Information - Exchange Rates".

    The Company's fiscal year ends on March 31. As used in this Form 10-Q, the fiscal year ended March 31, 1997 is referred to as "fiscal year 1997", and other fiscal years are referred to in a corresponding manner.

  Basis of consolidation

    The accompanying condensed consolidated financial statements include the accounts of MAS and its wholly-owned subsidiaries, MAS Technology (Pty) Limited (incorporated in Australia), Marine-Air Services Limited, MAS Technology Services Limited, Marine-Air Systems Employee Share Trustee Ltd, MAS Technology Limited Company (incorporated in United States), MAS Technology (Pty) Limited (incorporated in Republic of South Africa) (effective from September 1, 1996 due to the acquisition of NZ Telecoms (Pty) Limited), NZ Telecoms (Pty) Limited (incorporated in Republic of South Africa), Radio Communications and Engineering Services Botswana (Pty) Limited (incorporated in Botswana) and NZ Telecomms Botswana (Pty) Limited (incorporated in Botswana, Non-trading). All significant intercompany transactions have been eliminated in consolidation.

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

    Deferred payments from customers are held under retention clauses which are collectable within nine-twelve months after invoicing, typically this is applicable in Southern Africa. Included in prepaids and other are retention payments totalling NZ$1,563 as of September 30, 1997.

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

    The average depreciable lives for major categories of fixed assets are as follows:

Buildings.....................................  25 years
Office furniture..............................   5 years
Furniture and fittings........................   5 years
Plant and equipment...........................   5 years
Other fixed assets............................   5 years

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

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

  Intangible assets

    Intangible assets consist of goodwill, which has an estimated useful life of five years, resulting from the acquisition of the net assets of NZ Telecoms
(Pty) Limited. Intangible assets at September 30, 1997 comprised cost of NZ$1,078 and accumulated amortisation of NZ$161.

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

  Research and development costs

    Research and development costs are expensed as incurred. The Company's internally developed products include both system and application software. Software development costs are expensed as incurred until technological feasibility is achieved and all research and development activities for the other components of the product have been completed as demonstrated by a working model. Software development costs incurred subsequent to these two milestones have been minimal and have been expensed as incurred.

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

  Recoverability of long-lived assets

    SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 in fiscal 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations.

    Pursuant to SFAS No. 121, the Company assesses the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. If the estimated future undiscounted operating cash flows over the remaining useful life of the long lived asset is in excess of the carrying amount of the asset, a charge to income would be recognized for the excess carrying amount of the asset over its fair value.

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

  Unaudited interim results

    The accompanying balance sheet as of September 30, 1997 and the statements of operations for the three and six months ended September 30, 1996 and 1997 and its cash flows for the six months ended September 30, 1996 and 1997 are unaudited. In the opinion of management, the statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of interim periods. The data disclosed in these notes to the consolidated financial statements for these periods are unaudited.

2.  CONVERSION OF NEW ZEALAND DOLLAR AMOUNTS TO UNITED STATES AMOUNTS

    The consolidated financial statements as of September 30, 1997 have been translated for convenience purposes from New Zealand dollar amounts into United States dollars. Unless otherwise stated, the translations of New Zealand dollars into United States dollars have been made at NZ$1.00 to US$0.6398, the September 30, 1997, noon buying rate in New York City for cable transfers in New Zealand dollars as reported by the Federal Reserve Bank of New York. These translations should not be construed as representations that the New Zealand dollar amounts actually represent such United States dollar amounts or could be converted into United States dollars at the rate indicated.

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)


3.    CASH AND CASH EQUIVALENTS

    Included in cash and cash equivalents at September 30, 1997 are US$ denominated balances totaling approximately NZ$29,181 (US$18,670).


4.    INVENTORY

      Inventory consists of the following:-

                                    MARCH 31,           Sept 30,
                                      1997                1997
                                --------------     --------------
                                       NZ$                NZ$
                                                      (unaudited)
Raw materials                            5,093              9,714
Finished goods                           2,348              2,237
Work in progress                           694                792
                                --------------     --------------
                                         8,135             12,743
                                ==============     ==============

5.    SHAREHOLDERS' EQUITY

  1997 Stock option plan

    The Company's 1997 Stock Option Plan (the "1997 Plan") was adopted by the Board on February 15, 1997 and approved by the shareholders on February 15, 1997. A maximum of 540,000 ordinary shares have been authorised for issuance under the 1997 Plan. As of September 30, 1997 the number of stock options granted under the 1997 Plan total 341,200 stock options. Under the 1997 Plan, employees and non-employee members of the Board may, at the discretion of the plan administrator, be granted options to purchase ordinary shares at an exercise price not less than 85% of their fair value on the grant date.

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

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)
                                  (UNAUDITED)

  Initial Public Offering

    On June 19, 1997, the Company consummated an initial public offering of 2,000,000 Ordinary Shares, each represented by one American Depositary Share, at a price per share of US$14.00. On July 7, 1997, the Underwriters exercised an over-allotment option to purchase 300,000 additional ADSs. After underwriting discounts and expenses, the net proceeds to the Company from the sale of such shares were approximately NZ$41,780 (approximately US$26,731).

6.    SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOW

                                                               SIX MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------------
                                                               1996                     1997
                                                             ---------                ---------
                                                                NZ$                      NZ$
Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 151                   $  206
                                                             =========                =========

  Cash paid for income taxes                                     $ 528                   $1,797
                                                             =========                =========

  Reclassification of deferred offering costs to
   ordinary shares on closing of the initial public          $  -                        $2,150
    offering
                                                             =========                =========

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

The Company's revenues from sales of telecommunications products consist primarily of the following two components: (i) sales of the Company's DXR products and related services such as network planning, installation and training services; and (ii) sales of third party products and related services which are complementary to the Company's products such as antennas, other microwave equipment necessary to complete a transmission system and non-proprietary telecommunications products sold under distributor agreements.
Sales of the Company's DXR products and related services during the three months ended September 30, 1996 and 1997 accounted for 74.2% and 53.3% of sales,
respectively.   Sales of the Company's DXR products and related services during the six months ended September 30, 1996 and 1997 accounted for 67.3% and 60.9%
of sales, respectively.   Gross margins on sales of the Company's DXR products
and the provision of related services are typically higher than gross margins on
sales of third party products and related services.   Sales of third party
telecommunications products and related services have historically accounted for
a significant percentage of the Company's historical revenues.   Sales of third
party telecommunications products and related services during the three months ended September 30, 1996 and 1997 accounted for 25.7% and 64.2% of sales,
respectively.   Sales of third party telecommunications products and related services during the six months ended September 30, 1996 and 1997 accounted for 32.6% and 37.5% of sales, respectively.

During fiscal year 1997 and the three and six months ended September 30, 1997, a majority of the Company's revenues were denominated in US$ while a majority of
the operating expenses were denominated in NZ$.   If the value of the NZ$
increases relative to either the US$ or other international currencies in which the Company's revenues are denominated, the Company's overall gross profit and
net income could be materially adversely affected.   Fluctuations in exchange
rates may cause period to period fluctuations in net income and gross margins. Net income for the six months ended September 30, 1997 includes NZ$1.7 million of other income due to unrealized currency gains arising from the conversion of
cash and cash equivalents denominated in US$.   See "Other Information -
Exchange Rates".

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

The following table sets forth certain consolidated quarterly information of the Company as a percentage of total sales for the three and six months ended September 30, 1996 and 1997.

                                           THREE MONTHS ENDED SEPTEMBER 30,                    SIX MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------------             -------------------------------------
                                            1996                      1997                      1996                    1997
                                      -------------             -------------             ------------            -------------
Sales                                         100.0%                    100.0%                   100.0%                   100.0%
Cost of sales                                  63.4                      63.4                     62.9                     63.9
                                      -------------             -------------             ------------            -------------
Gross profit                                   36.6                      36.6                     37.1                     36.1
Operating expenses:
  Research and development                     10.3                       5.6                     10.4                      6.5
  Selling and marketing                        18.0                      12.9                     15.1                     15.2
  General and administrative                    8.3                       5.5                      8.6                      6.7
                                      -------------             -------------             ------------            -------------
Total operating expenses                       36.6                      24.0                     34.1                     28.4
Income from operations                            -                      12.6                      3.0                      7.7
  Interest income (expense)                    (1.2)                      1.7                     (0.9)                     0.7
  Other income                                    -                       7.7                        -                      5.7
                                      -------------             -------------             ------------            -------------
Net income before income taxes                 (1.2)                     22.0                      2.1                     14.1
Income tax expense                                -                       7.5                      1.1                      4.9
                                      -------------             -------------             ------------            -------------
Net income                                    (1.2)%                     14.5%                     1.0%                     9.2%
                                      -------------             -------------             ------------            -------------

RESULTS OF OPERATIONS

      Sales. Sales increased by 199.5% to NZ$24.9 million in the three months ended September 30, 1997 from NZ$8.3 million in the three months ended September 30, 1996. Included in sales for the three months ended September 30, 1997 is restated revenue totalling NZ$4.0 million which was prematurely recognised in the three months ended June 30, 1997. Sales of DXR products and related services increased by 115.2% to NZ$13.3 million in the three months ended September 30, 1997 from NZ$6.2 million in the three months ended September 30, 1996. Sales of third party products and related services increased by 415.9% to NZ$11.0 million in the three months ended September 30, 1997 from NZ$2.1 million in the three months ended September 30, 1996. The increase in the sales of third party products and services is due to sales by NZ Telecoms (Proprietary) Limited and sales to a customer expanding its cellular network totalling NZ$3.6 million and NZ$5.5 million, respectively, for the three months ended September 30, 1997 as compared to NZ$0 and NZ>$240,000, respectively, in the comparable period. NZ Telecoms (Proprietary) Limited also distributed NZ$7.5 million of the Company's DXR products and related services as compared to NZ$348,000 in the comparable period. Telecommunications products and services accounts for 97.5% of sales in the three months ended September 30, 1997 compared to 99.9% in the three months ended September 30, 1996. In the three months ended September 30, 1997, 53.3% of sales were generated from DXR products and services and 44.2% of sales were generated from third party products and services, compared to 74.2% and 25.7%, respectively in 1996.

      Sales increased by 140.3% to NZ$39.4 million in the six months ended September 30, 1997 from NZ$16.4 million in the six months ended September 30, 1996. Sales of DXR products and related services increased by 117.7% to NZ$24.0 million in the six months ended September 30, 1997 from NZ$11.0 million in the six months ended September 30, 1996. Sales of third party products and related services and other sales increased by 176.3% to NZ$14.8 million for the six months ended September 30, 1997 from NZ$5.4 million in the six months ended 30 September, 1996. The increase in the sales of third party products and services is due to sales by NZ Telecoms (Proprietary) Limited and sales to a customer expanding its cellular network totalling NZ$5.0 million and NZ$7.9 million, respectively, for the six months ended September 30, 1997 as compared to NZ$0 and NZ$512,000 in the comparable period. NZ Telecoms (Proprietary) Limited also distributed NZ$9.4 million of the Company's DXR products and related services as compared to NZ$1.9 million in the comparable period prior to the acquisition by the Company. Telecommunications products and services accounts for 98.4% of sales in the six months ended September 30, 1997 compared to 99.9% in the six months ended September 30, 1996. In the six months ended September 30, 1997, 60.9% of sales were generated from DXR products and services and 37.5% of sales were generated from third party products and services, compared to 67.3% and 32.6%, respectively in 1996.

      Gross profit. Gross profit increased 198.8% to NZ$9.1 million in the three months ended September 30, 1997 from NZ$3.1 million in the three months
ended September 30, 1996.   Gross margin was 36.6% both for the three months
ended September 30, 1997 and for the three months ended September 30, 1996.

      Gross profit increased 133.6% to NZ$14.2 million in the six months ended September 30, 1997 from NZ$6.1 million in the six months ended September 30,
1996.   Gross margin decreased to 36.1% in the six months ended September 30,
1997 from 37.1% in the six months ended September 30, 1996.   The decrease in
gross margin is due to the increase in the sales of third party products and related services as a percentage of total sales, which are typically sold at gross margins lower than DXR products and related services.

      Research and development costs.   Research and development costs primarily
consist of salaries of research and development personnel, materials and allocated overhead associated with the development and enhancement of the
Company's DXR product families.   Research and development costs increased 60.6%
to NZ$1.4 million, or 5.6% of sales, in the three months ended September 30, 1997 from NZ$861,000, or 10.3% of sales in the three months ended September 30,
1996.   This increase is primarily attributable to the expenditures on additional staff of NZ$98,000 and NZ$220,000 for materials respectively for
developing enhancement of the DXR 100 product family.   Substantially all of the
research and development expenditures in the three months ended September 30, 1997 were expended on the enhancement and development of new features for the Company's DXR product families.

      Research and development costs increased 50.4% to NZ$2.6 million, or 6.5% of sales, in the six months ended September 30, 1997 from NZ$1.7 million or
10.4% of sales in the six months ended September 30, 1996.   This increase is
primarily attributable to the expenditures on additional staff of NZ$228,000 and NZ$292,000 for materials respectively for developing enhancement of the DXR 100
product family.   Substantially all of the research and development expenditures in the six months ended September 30, 1997 were expended on the enhancement and
development of new features for the Company's DXR product families.   The
Company believes that significant ongoing investments in research and development are required to remain competitive.

      Selling and marketing expenses.   Selling and marketing expenses primarily
consist of salaries of sales and marketing personnel, investment in international operations and offices, sales commissions, travel expenses, customer service and support expenses, trade show related activities and
advertising costs.   Selling and marketing expenses increased 114.5% to NZ$3.2
million, or 12.9% of sales, in the three months ended September 30, 1997 from NZ$1.5 million, or 18.0% of sales, in the three months ended September 30, 1996. This increase is primarily attributable to the expansion of the Company's sales and marketing efforts, including the cost of maintaining the new sales offices totalling NZ$932,000, increased costs due to the acquisition of NZ Telecoms (Proprietary) Limited totalling NZ$581,000 and the additional sales and marketing personnel in the Europe, Africa, the Americas and Asia/Pacific sales regions.

      Selling and marketing expenses increased 142.2% to NZ$6.0 million, or 15.2% of sales, in the six months ended September 30, 1997 from NZ$2.5 million,
or 15.1% of sales, in the six months ended September 30, 1996.   This increase
is primarily attributable to the expansion of the Company's sales and marketing efforts, including the cost of maintaining the new sales offices totalling NZ$2.3 million, increased costs due to the acquisition of NZ Telecoms (Proprietary) Limited totalling NZ$881,000 and the additional marketing and sales personnel in the Europe, Africa, the Americas and Asia/Pacific sales regions.

      General and administrative expenses.   General and administrative expenses
primarily consist of salaries and other expenses for management, finance,
accounting, legal and other professional services.   General and administrative
expenses increased 99.7% to NZ$1.4 million, or 5.5% of sales, in the three months ended September 30, 1997 from NZ$689,000, or 8.3% of sales, in the three
months ended September 30, 1996.   This increase was primarily attributable to
the increased costs due to the acquisition of NZ Telecoms (Proprietary) Limited totalling NZ$523,000 and the hiring of additional management personnel and other staff in New Zealand to support the Company's expanding operations and the administration of regional sales offices.

      General and administrative expenses increased 86.9% to NZ$2.6 million, or 6.7% of sales, in the six months ended September 30, 1997 from NZ$1.4 million,
or 8.6% of sales, in the six months ended September 30, 1996.   This increase
was primarily attributable to the increased costs due to the acquisition of NZ Telecoms (Proprietary) Limited totalling NZ$914,000.

      Other income.   Other income primarily consists of foreign exchange gains
and losses.   Other income increased 100% to NZ$1.9 million or 7.7% of sales and
NZ$2.2 million or 5.7% of sales, respectively, in the three and six months ended September 30, 1997 from NZ$0 in the three and six months ended September 30,
1996.   This increase is primarily due to the conversion of the cash and cash equivalents which are denominated in US$ to NZ$ at September 30, 1997, resulting
in unrealised foreign exchange gains totaling NZ$1.7 million.   Other income
also includes realized foreign exchange gains of NZ$400,000 for the six months ended September 30, 1997 as compared to NZ$0 in the six months ended September 30, 1996. See "Other Information - Exchange Rates".

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations to date through cash flow from operations, bank loans and bank advances and the issuance of equity securities. During June and July, 1997 the Company completed its initial public offering including the exercising of the over-allotment of ADSs, raising net proceeds of NZ$41.8 million (US$26.7 million). These funds have been and will be used to fund (i) the repayment of NZ$7.1 million (approximately US$4.5 million) in bank loans and advances and (ii) working capital and general corporate purposes.

The Company has used cash flows from operations of NZ$5.7 million and NZ$3.1
million for the six months ended September 30, 1996 and 1997, respectively.   In
the six months ended September 30, 1997, operating activities used net cash of NZ$3.1 million primarily due to the funding of inventory and prepaid and other of NZ$4.6 million and NZ$1.1 million, respectively, and an increase in
unrealized foreign exchange gains of NZ$1.7 million.   This was partially offset
by operating income and a decrease in accounts receivable of NZ$800,000.

Net cash flows used in investing activities in the six months ended September
30, 1997 were NZ$1.2 million.   The cash flows used in investing activities have
resulted primarily from the first earn-out payment for the acquisition of NZ Telecoms (Proprietary) Limited totaling NZ$728,000, and the purchases of plant
and equipment totaling NZ$520,000.   The Company anticipates that it will
continue to incur significant capital expenditure in connection with further expansion of its Research and Development activities and further development in its sales channel structure.

At September 30, 1997 the Company had working capital of NZ$52.3 million.   At
September 30, 1997 the Company's principal source of liquidity was approximately
NZ$32.1 million in cash and cash equivalents.   The increase in cash and cash
equivalents was primarily attributable to proceeds raised from the Company's
initial public offering in June 1997.   The Company is currently re-evaluating
its funding and lines of credit with its bank.

The Company believes that its cash and cash equivalents of NZ$32.1 million as of September 30, 1997 will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next twelve months.

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

                                                                  US$ PER NZ$
                                                            THREE MONTH PERIOD ENDED
                            -------------------------------------------------------------------------------------
                                  SEPT 30,         DEC 30,         MARCH 31,         JUNE 30,         SEPT 30,
                                    1996             1996             1997             1997             1997
Average                                0.6915           0.7048           0.6967           0.6901           0.6467
High                                   0.7021           0.7148           0.7085           0.6973           0.6780
Low                                    0.6823           0.6894           0.6835           0.6789           0.6305
Period end                             0.6990           0.7065           0.6947           0.6790           0.6398

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

99.1    Press release dated October 21, 1997.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K for the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MAS TECHNOLOGY LIMITED

                                  /s/ Peter Wright
Date:   October 28, 1997          ___________________________
                                  Peter Wright
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)