Form 10-Q/A
period 1997-09-30
MAS TECHNOLOGY LTD
filed 1998-01-14
CIK 809598

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

                              Yes   X    No
                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of ordinary shares as of the latest practicable date.

Ordinary Shares, No par value per                6,800,000 shares
share, each represented by one American (Outstanding at September 30, 1997) Depositary Share
           (Class)

This Form 10-Q/A (Amendment No. 1) amends Part II. of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, originally filed by MAS Technology Limited on October 28, 1997. The effect of the restatement is due to the addition of the Financial Data Schedule as Exhibit 27.

                                  FORM 10-Q/A

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

27      Financial Data Schedule.

99.1    Press release dated October 21, 1997.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K for the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MAS TECHNOLOGY LIMITED

                                  /s/ Peter Wright
Date:   January 14, 1998          ------------------------
                                  Peter Wright
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)