Form 10-Q
period 1997-12-31
MAS TECHNOLOGY LTD
filed 1998-02-13
CIK 809598

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number 333-06952

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

Ordinary Shares, no par value per                 6,800,000 shares
share, each represented by one American    (Outstanding at December 31, 1997)
Depositary Share
                  (Class)

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1997


                                     INDEX


PART I.     FINANCIAL INFORMATION
            ITEM 1
                                                                     PAGE NUMBER
            CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

            Condensed Consolidated Balance Sheets as of
             December 31, 1997 and March 31, 1997.                        3

            Condensed Consolidated Statements of Operations for
             the Three Months and Nine Months Ended December 31,
             1996 and 1997.                                               4

            Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended December 31, 1996 and 1997.                5

            Notes to Condensed Consolidated Interim Financial Statements  6

            ITEM 2

            Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                        22


PART II.    OTHER INFORMATION

            ITEM 6

            Exhibits and Reports on Form 8-K                             29

            EXHIBIT INDEX                                                30

            SIGNATURES                                                   31

PART 1. FINANCIAL INFORMATION

ITEM 1
------
                             MAS TECHNOLOGY LIMITED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

                                           MARCH 31,                   DECEMBER 31,                   DECEMBER 31,
                                            1997                          1997                          1997
                                             NZ$                           NZ$                           US$
                                                                                                       (NOTE 2)
ASSETS                                    (AUDITED)                    (UNAUDITED)                   (UNAUDITED)
Current assets
   Cash and cash equivalents                $    10                       $24,442                       $14,184
   Short-term investments                         -                         6,300                         3,656
   Accounts receivable, net of
      allowance of NZ$97, NZ$143
      and US$83, respectively                19,392                        25,353                        14,712
   Inventory                                  8,135                        15,932                         9,245
   Prepaids and other                           934                         2,276                         1,321
                                          ---------                      --------                     ---------
   Total current assets                      28,471                        74,303                        43,118
Deferred taxes, net                             476                           466                           270
Property and equipment, net                   2,122                         2,803                         1,627
Intangible assets                             1,069                           852                           494
Deferred offering costs                       2,150                             -                             -
                                          ---------                      --------                     ---------
Total assets                                $34,288                       $78,424                       $45,509
                                          =========                      ========                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Cash overdraft                          $   518                       $     -                       $     -
    Short-term borrowings                     6,600                             -                             -
    Accounts payable                         10,576                        14,005                         8,127
    Accrued employee benefits payable         1,733                         1,269                           736
    Accrued professional fees payable         1,380                           225                           131
    Other accrued liabilities                   315                         2,843                         1,650
    Income taxes payable                      1,095                         1,036                           601
    Acquisition costs payable                   755                             -                             -
                                          ---------                      --------                     ---------
    Total current liabilities                22,972                        19,378                        11,245

Shareholders equity
     Ordinary shares, no par value;
        4,500,000; 6,800,000;
        6,800,000 issued and
        outstanding, respectively             4,734                        45,636                        26,483
        Retained earnings                     7,593                        13,748                         7,978
        Cumulative translation
         adjustment                             (12)                          211                           122
        Deferred compensation                  (999)                         (549)                         (319)
                                          ---------                      --------                     ---------
        Total shareholders' equity           11,316                        59,046                        34,264
                                          ---------                      --------                     ---------
Total shareholders' equity and
 liabilities                                $34,288                       $78,424                       $45,509
                                          =========                      ========                     =========

   The accompanying notes are an integral part of these consolidated interim financial statements.

                             MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED DECEMBER 31,                NINE MONTHS ENDED DECEMBER 31,
                                               ------------------------------------------      ------------------------------------
                                                1996            1997              1997           1996          1997         1997
                                                 NZ$             NZ$               US$            NZ$           NZ$          US$
                                                                                 (NOTE 2)                                  (NOTE 2)
Sales
        Products and services revenue         $ 12,323        $ 23,326         $ 13,536       $ 28,726       $ 62,747     $ 36,412
Cost of sales
        Products and services                    7,348          13,847            8,035         17,666         39,053       22,662
                                              ---------      ---------         --------       --------       --------     --------
Gross profit                                     4,975           9,479            5,501         11,060         23,694       13,750
Operating expenses:
        Research and development                   875           1,726            1,002          2,581          4,292        2,491
        Selling and marketing                    2,181           3,434            1,993          4,652          9,413        5,462
        General and administration               1,152           1,677              973          2,560          4,309        2,501
                                              ---------      ---------         --------       --------       --------     --------
Total operating expenses                         4,208           6,837            3,968          9,793         18,014       10,454
Income from operations                             767           2,642            1,533          1,267          5,680        3,296
        Interest income (expense)                 (136)            372              216           (290)           653          379
        Other income                               117           3,517            2,041            117          5,760        3,343
        Other expense                                -          (2,667)          (1,548)             -         (2,667)      (1,548)
                                              ---------      ---------         --------       --------       --------     --------
Net income before taxes                            748           3,864            2,242          1,094          9,426        5,470
        Income tax expense                         357           1,327              770            542          3,271        1,898
                                              ---------      ---------         --------       --------       --------     --------
Net income                                         391           2,537            1,472            552          6,155        3,572
                                              =========      =========         ========       ========       ========     ========
Net income per ordinary share
        Basic                                    $0.10           $0.40            $0.23          $0.13          $1.08        $0.63
                                              =========      =========         ========       ========       ========     ========
        Diluted                                  $0.09           $0.37            $0.22          $0.13          $1.00        $0.58
                                              =========      =========         ========       ========       ========     ========

Weighted average ordinary shares
   and ordinary share equivalents
   outstanding
        Basic                                    4,108           6,408            6,408          4,108          5,698       5,698
                                              =========      =========         ========       ========       ========     ========
        Diluted                                  4,199           6,828            6,828          4,175          6,124       6,124
                                              =========      =========         ========       ========       ========     ========

   The accompanying notes are an integral part of these consolidated interim financial statements

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                  (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                     DECEMBER 31,
                                                           -------------------------------------------------------------------
                                                                 1996                    1997                       1997
                                                                 NZ$                      NZ$                       US$
                                                                                                                  (NOTE 2)
 CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                                                      $  552                   $ 6,155                   $ 3,572
Adjustments to reconcile  net income to net cash
 used in operating activities:
        Depreciation and amortisation expense                      421                       739                       429
        Unrealised foreign exchange (gains) loss                    10                    (1,245)                     (722)
        Amortisation of deferred compensation                      336                       450                       261
        Deferred taxes                                              67                        10                         6
Changes in assets and  liabilities:
        Accounts receivable                                     (3,062)                   (5,273)                   (3,060)
        Prepaids and other                                        (194)                   (1,342)                     (779)
        Inventory                                               (3,048)                   (7,797)                   (4,525)
        Accounts payable                                        (1,293)                    3,429                     1,990
        Accrued employee benefits                                  123                      (464)                     (269)
        Accrued professional fees                                    -                       119                        69
        Other accrued liabilities                                 (316)                     (139)                      (81)
        Income taxes payable                                      (937)                      (59)                      (34)
                                                              --------                  --------                  --------
Net cash used by operating activities                           (7,341)                   (5,417)                   (3,143)

CASH FLOW FROM INVESTING ACTIVITIES:
        Purchase consideration for NZ Telecoms (Pty) Limited      (538)                     (728)                     (422)
        Proceeds from disposal of fixed assets                      88                        16                         9
        Acquisition of property and equipment                     (640)                   (1,247)                     (724)
        Purchase of available for sale securities                    -                    (6,300)                   (3,656)
                                                              --------                  --------                  --------
Net cash used by investing activities                           (1,090)                   (8,259)                   (4,793)

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from the issuance of ordinary shares,
         net of offering costs of NZ$2,883                           -                    41,780                    24,245
        Proceeds from short-term borrowing                       6,800                         -                         -
        Repayment of short-term borrowing                            -                    (6,600)                   (3,830)
        Increase / (decrease) in cash overdraft                    331                      (518)                     (301)
                                                              --------                  --------                  --------
Net cash provided by financing activities                        7,131                    34,662                    20,114
Net increase / (decrease) in cash held                          (1,300)                   20,986                    12,178
Adjustment for foreign currency differences                          -                     3,446                     2,000
Cash and cash equivalents, beginning of period                   1,300                        10                         6
                                                              --------                  --------                  --------
Cash and cash equivalents, end of period                       $     -                   $24,442                   $14,184
                                                              ========                  ========                  ========

   The accompanying notes are an integral part of these consolidated interim financial statements.

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)

1.            NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of business

          MAS Technology Limited (including its subsidiaries, "MAS" or the "Company") is incorporated in Wellington, New Zealand. The Company designs, manufactures and markets medium to long haul digital microwave radio systems for use in the world-wide telecommunications market. The Company's systems are sold to end users, domestically and internationally through its direct sales force, strategic partners, systems providers, OEMs and distributors as well as directly to end users.

        Basis of presentation

          These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (US
GAAP).

          The Company publishes its financial statements in New Zealand dollars. In this Form 10-Q references to "US$" are to United States dollars and
references to "NZ$" are to New Zealand dollars.   For the convenience of the
reader, this Form 10-Q contains translations of certain NZ$ amounts into US$. These translations should not be construed as representations that the NZ$ amounts actually represent such US$ amounts or could be converted into US$ at
the rate indicated.   On December 31, 1997, the Noon Buying Rate was NZ$1.00 to
US$0.5803.   See "Other Information - Exchange Rates".

          The Company's fiscal year ends on March 31.   As used in this Form 10-
Q, the fiscal year ended March 31, 1997 is referred to as "fiscal year 1997", and other fiscal years are referred to in a corresponding manner.

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

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


Botswana) and NZ Telecomms Botswana (Pty) Limited (incorporated in Botswana, Non-trading). All significant intercompany transactions have been eliminated in consolidation.

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


        Revenue recognition

          Revenue from product sales is recognized once customers' acceptance testing is complete and the product is shipped, provided the Company has not contracted with the customer to provide value-added services, no significant
obligations remain, and collectability is probable.   Provisions for estimated
warranty repairs, returns and allowances are recorded at the time products are shipped.

          Deferred payments from customers are held under retention clauses collectable from nine to twelve months after invoicing, particularly in Southern Africa. Included in prepaids and other are retention payments totalling NZ$2,027 as of December 31, 1997.

        Contracts

          A portion of the Company's revenue is derived from contracts to perform value-added services, such as network planning, path planning, systems
integration and installation.   These value-added services may be provided in
connection with the delivery and installation of the Company's products.

          In these situations the Company recognizes revenue according to two methods: (i) the percentage-of-completion and (ii) completed contract method. The Company uses the percentage-of-completion method to recognize revenues and costs on contracts that include value-added service components if the expected
completion date exceeds three months.   Such contracts generally are fixed price
and do not exceed 18 months to complete.   Revenues and costs are recognized on
these contracts (including the portion of these contracts that relate to product sales) based on the costs for value-added services incurred to date compared to
estimated total costs for value-added services under the contract.   Contract
costs include all direct material, direct labor and indirect costs related to
contract performance.   If the expected completion date is less than three
months, revenues and costs are accounted for using the completed contract method.

          Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)



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

              The average depreciable lives for major categories of fixed assets are as follows:

        Buildings ...........................................  25 years
        Office furniture ....................................  5 years
        Furniture and fittings ..............................  5 years
        Plant and equipment .................................  5 years
        Other fixed assets ..................................  5 years

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

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


assets at December 31, 1997 comprised cost of NZ$1,078 and accumulated amortisation of NZ$226.

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

      Foreign currency transactions

          The Company uses forward foreign exchange contracts to manage its foreign currency risks. The Company enters into forward foreign currency contracts to limit the effect of exchange rate changes on anticipated but not
firmly committed transactions, principally future revenues.   The Company also
uses forward foreign exchange contracts to limit the effect of exchange rate changes on New Zealand dollar cash payments, as the majority of the Company's
cash receipts are in US dollars.   Gains and losses on these contracts are
recognized in the statement of operations as incurred.

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

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


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

Net income per ordinary share

          In December 1997, the Company adopted the Statement of Financial Accounting Standards ("SFAS"), No. 128, Earnings per Share, which requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS for all periods presented.

          Basic net income per ordinary share is computed using the weighted
average number of ordinary shares outstanding.   In the computation of basic net
income per ordinary share, the weighted average number of ordinary shares outstanding does not include the effects of the ordinary shares issued under the
Company's 1995 Share Scheme.   Diluted net income per ordinary share is computed
using the weighted average number of ordinary shares outstanding and dilutive ordinary share equivalents from the assumed exercise of options outstanding
during the period, if any, using the treasury stock method.   The computation of
diluted net income per ordinary share includes the dilutive effects of the ordinary shares issued under the Company's 1995 Share Scheme and the dilutive effects of stock options granted under the Company's 1997 Stock Option Plan.

          As of December 31, 1997, the Company has granted 413,800 options with
a weighted average exercise price of US$15.99.   However, 55,000 options with a
weighted average exercise price of US$21.50 have been excluded from the computation of diluted EPS because their effects are anti-dilutive.

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

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)

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

          Pursuant to SFAS No. 121, the Company assesses the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. If the estimated future undiscounted operating cash flows over the remaining useful life of the long lived asset is less than the carrying amount of the asset, a charge to income would be recognized for the excess carrying amount of the asset over its fair value.

Dividend policy

          Pursuant to the Deposit Agreement between the Company and the Bank of New York, should the Company declare and pay dividends, such dividends will be declared in New Zealand Dollars and paid in United States Dollars with respect to holders of American Depository Receipts.

Fair value of financial instruments

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


          The carrying values of the Company's cash and cash equivalents, accounts receivable, cash overdraft, accounts payable and short term borrowings approximate their respective fair values due to the relatively short maturity of these instruments.

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


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

      Short term investments

          The Company invests its excess cash in high quality marketable securities to ensure cash is readily available for use in its current
operations.   Accordingly, all of the Company's marketable securities are classified as "available-for-sale" in accordance with the provisions of the SFAS No. 115.

          All short-term investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of
shareholders' equity.   To-date, unrealized gains and losses have not been
significant.

    Unaudited interim results

          The accompanying balance sheet as of December 31, 1997 and the statements of operations for the three and nine months ended December 31, 1996 and 1997 and its cash flows for the nine months ended December 31, 1996 and 1997
are unaudited.   In the opinion of management, the statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the
fair statement of the results of interim periods.   The data disclosed in these
notes to the consolidated financial statements for these periods are unaudited.

 2.            CONVERSION OF NEW ZEALAND DOLLAR AMOUNTS TO UNITED STATES AMOUNTS

          The consolidated financial statements as of December 31, 1997 have been translated for convenience purposes from New Zealand dollar amounts into United States dollars. Unless otherwise stated, the translations of New Zealand dollars into United States dollars

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


have been made at NZ$1.00 to US$0.5803, the December 31, 1997, noon buying rate in

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


New York City for cable transfers in New Zealand dollars as reported by the Federal Reserve Bank of New York. These translations should not be construed as representations that the New Zealand dollar amounts actually represent such United States dollar amounts or could be converted into United States dollars at the rate indicated.

3.        CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

          Included in cash and cash equivalents and short-term investments at December 31, 1997 are US$ denominated balances totaling approximately NZ$29,059 (US$16,983).

4.        INVENTORY

          Inventory consists of the following:-

                    MARCH 31,    DEC 31,
                      1997        1997
                    ---------  ----------
                       NZ$         NZ$
                               (UNAUDITED)
Raw materials           5,093       9,849
Finished goods          2,348       4,307
Work in progress          694       1,776
                        -----      ------
                        8,135      15,932
                        =====      ======

5.        SHAREHOLDERS' EQUITY

      1997 Stock option plan

          The Company's 1997 Stock Option Plan (the "1997 Plan") was adopted by the Board on February 15, 1997 and approved by the shareholders on February 15,
1997.   A maximum of 540,000 ordinary shares have been authorized for issuance
under the 1997 Plan.   As of December 31, 1997 the number of stock options
granted under the 1997 Plan total 413,800 stock options.   Under the 1997 Plan,
employees and non-employee members of the Board may, at the discretion of the plan administrator, be granted options to purchase ordinary shares at an exercise price not less than 85% of their fair value on the grant date.

          The 1997 Plan is administered by the Compensation Committee (the "Plan
Administrator").   The Plan Administrator has complete discretion to determine which eligible individuals are to receive option grants, the time or times when such option grants are to be made, the number of ordinary shares subject to each such grant, the vesting

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


          The Plan Administrator has the authority to provide for accelerated vesting of the outstanding options in connection with certain changes in control of the Company or the subsequent termination of employment following a change in control event.

          Upon an acquisition of the Company by merger or asset sale, each outstanding option will be subject to accelerated vesting under certain
circumstances.   Under the 1997 Plan options issued by the Company automatically vest upon the involuntary termination of employment of an option holder within 18 months of the change in ownership of the Company.

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

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


      Initial Public Offering

          On June 19, 1997, the Company consummated an initial public offering of 2,000,000 Ordinary Shares, each represented by one American Depositary Share, at a price per share of US$14.00. On July 7, 1997, the Underwriters exercised the option to purchase 300,000 additional ADSs. After underwriting discounts and expenses, the net proceeds to the Company were approximately NZ$41,780 (approximately US$24,245).

6.               SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOW

                                               NINE MONTHS ENDED DECEMBER 31,
                                          -------------------------------------
                                                    1996             1997
                                                    -----            ----
                                                     NZ$              NZ$
Supplemental disclosure of cash flow
 information:
            Cash paid for interest                 $ 286            $  247
                                                   =====            ======
            Cash paid for income taxes             $ 828            $2,260
                                                   =====            ======
            Reclassification of
             deferred offering costs to
             ordinary shares on closing
              of the initial public
              offering                             $   -            $2,150
                                                   =====            ======

7.    RE-ORGANISATION AGREEMENT

      On December 22, 1997, the Company signed a definitive agreement (the "Re-organisation Agreement") to effect a tax-free re-organisation (the "Re-organisation") of the Company with and into Digital Microwave Corporation, a Delaware corporation ("DMC"). The Re-organisation is intended to qualify as a pooling-of-interests transaction. DMC will be the surviving corporation of the Re-organisation. DMC provides advanced wireless solutions, complementary to those of MAS, for worldwide telephone network interconnection and access.

          Pursuant to the Re-organisation Agreement, each fully diluted MAS ordinary share will be converted into the right to receive approximately 1.2 shares of common stock of DMC, par value US$0.01 per share, assuming approximately 6,800,000 shares of MAS ordinary shares are outstanding, on a fully diluted basis, at the closing of the Re-organisation. Based upon that assumption, DMC will issue approximately 8,200,000 shares of its common stock and stock equivalents

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


in exchange for the ordinary shares and ordinary share equivalents of MAS upon consummation of the Re-organisation.

                            MAS TECHNOLOGY LIMITED
                               AND SUBSIDIARIES

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (in thousands of dollars)
                                  (UNAUDITED)


          There is no assurance as to whether or when the conditions to consummate the Re-organisation will be satisfied. The transaction has been approved by the respective Companies' Boards of Directors, and is expected to close within approximately 90 days subject to regulatory reviews, approval by each company's stockholders or shareholders, and other customary closing conditions.

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

The Company's revenues from sales of telecommunications products consist primarily of the following two components: (i) sales of the Company's DXR products and related services such as network planning, installation and training services; and (ii) sales of third party products and related services which are complementary to the Company's products such as antennas, other microwave equipment necessary to complete a transmission system and non-proprietary telecommunications products sold under distributor agreements.
Sales of the Company's DXR products and related services during the three months ended December 31, 1996 and 1997 accounted for 82.6% and 57.8% of sales,
respectively.   Sales of the Company's DXR products and related services during the nine months ended December 31, 1996 and 1997 accounted for 67.3% and 59.7%
of sales, respectively.   Gross margins on sales of the Company's DXR products
and the provision of related services are typically higher than gross margins on
sales of third party products and related services.   Sales of third party
telecommunications products and related services have historically accounted for
a significant percentage of the Company's historical revenues.   Sales of third
party telecommunications products and related services during the three months ended December 31, 1996 and 1997 accounted for 17.3% and 36.3% of sales,
respectively.   Sales of third party telecommunications products and related services during the nine months ended December 31, 1996 and 1997 accounted for 26.1% and 37.1% of sales, respectively.

During fiscal year 1997 and the three and nine months ended December 31, 1997, a majority of the Company's revenues were denominated in US$ while a majority of
the operating expenses were denominated in NZ$.   If the value of the NZ$
increases relative to either the US$ or other international currencies in which the Company's revenues are denominated, the Company's overall gross profit and net income could be materially adversely affected.

Fluctuations in exchange rates may cause period to period fluctuations in net income and gross margins. Net income for the nine months ended December 31, 1997 includes NZ$3.2 million of other income due to unrealized currency gains arising from the conversion of cash and cash equivalents denominated in US$. See "Other Information - Exchange Rates".

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

During the three months ended December 31, 1997 the Company had sales totalling
NZ$6.2 million or 26.6% of sales to countries in the Asia region.   Asian
accounts receivable total NZ$5.0 million as of December 31, 1997.   Recent
developments in this area have raised concerns regarding the foreign exchange
risk and the collectability of receivables.   The Company has typically invoiced
sales in the Asia region in US dollars and therefore has limited exposure to
local currency exchange rate fluctuations.   Also, the Company has typically
obtained letters of credit, credit insurance or prepayments from customers in the Asia region to minimise the risk of credit losses.

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

The following table sets forth certain consolidated quarterly information of the Company as a percentage of total sales for the three and nine months ended December 31, 1996 and 1997.


                                          THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                          -------------------------------   ------------------------------
                                           1996                    1997      1996                   1997
                                          -----                   -----     -----                  -----
Sales                                     100.0%                  100.0%    100.0%                 100.0%
Cost of sales                              59.6                    59.4      61.5                   62.2
                                          -----                   -----     -----                  -----
Gross profit                               40.4                    40.6      38.5                   37.8
Operating expenses:
            Research and development        7.1                     7.4       9.0                    6.8
            Selling and marketing          17.7                    14.7      16.2                   15.0
            General and administrative      9.4                     7.2       8.9                    6.9
                                          -----                   -----     -----                  -----
Total operating expenses                   34.2                    29.3      34.1                   28.7
Income from operations                      6.2                    11.3       4.4                    9.1
            Interest income (expense)      (1.1)                    1.6      (1.0)                   1.0
            Other income                    1.0                    15.1       0.4                    9.2
            Other expense                     -                   (11.4)        -                   (4.3)
                                          -----                   -----     -----                  -----
Net income before income taxes              6.1                    16.6       3.8                   15.0
Income tax expense                          2.9                     5.7       1.9                    5.2
                                          -----                   -----     -----                  -----
Net income                                  3.2%                   10.9%      1.9%                   9.8%
                                          -----                   -----     -----                  -----

RESULTS OF OPERATIONS

          Sales.   Sales increased by 89.3% to NZ$23.3 million in the three
months ended December 31, 1997 from NZ$12.3 million in the three months ended December 31, 1996. Sales of DXR products and related services increased by 32.5% to NZ$13.5 million in the three months ended December 31, 1997 from NZ$10.2
million in the three months ended December 31, 1996.   The increase in DXR sales
and related services is primarily due to additional orders from customers expanding a public telephone network in Southern Africa totalling NZ$2.8 million; a public network in Northern Africa totalling NZ$2.5 million and a public telephone network in the islands of the Indian Ocean totalling NZ$2.4
million.   Sales of third party products and related services increased by
296.2% to NZ$8.5 million in the three months ended December 31, 1997 from NZ$2.1
million in the three months ended December 31, 1996.   The increase in the sales
of third party products and services is
primarily due to sales to a customer further expanding its private network in Asia totalling NZ$2.0 million and a private network in Southern Africa totalling
NZ$1.4 million.   Telecommunications products and services accounts for 94.1% of sales in the three months ended December 31, 1997 compared to 99.9% in the three months ended December 31, 1996. In the three months ended December 31, 1997, 57.8% of sales were generated from DXR products and services and 36.3% of sales were generated from third party products and services, compared to 82.6% and 17.3%, respectively in 1996.

          Sales increased by 118.4% to NZ$62.7 million in the nine months ended December 31, 1997 from NZ$28.7 million in the nine months ended December 31,
1996.   Sales of DXR products and related services increased by 76.9% to NZ$37.5 million in the nine months ended December 31, 1997 from NZ$21.2 million in the
nine months ended December 31, 1996.   The increase in sales of DXR products and
related services is primarily due to a customer expanding a public network in Southern Africa totalling NZ$7.5 million as compared to NZ$1.9 million in the comparable period; a public network in Northern Africa totalling NZ$6.1 million as compared to NZ$2.5 million in the comparable period and a public network in the islands of the Indian Ocean region totalling NZ$3.3 million as compared to
NZ$0.3 million in the comparable period.   Sales of third party products and
related services and other sales increased by 210.6% to NZ$23.3 million for the nine months ended December 31, 1997 from NZ$7.5 million in the nine months ended December 31, 1996. The increase in the sale of third party products and services is due to customers expanding a cellular network in the Pacific totalling NZ$10.0 million as compared to NZ$1.5 million in the comparable period and a customer expanding a private network in Southern Africa totalling NZ$4.1
million as compared to NZ$0 in the comparable period.   Telecommunications
products and services accounts for 96.8% of sales in the nine months ended December 31, 1997 compared to 99.9% in the nine months ended December 31, 1996. In the nine months ended December 31, 1997, 59.7% of sales were generated from DXR products and services and 37.1% of sales were generated from third party products and services, compared to 67.3% and 26.1%, respectively in 1996.

          Gross profit. Gross profit increased 90.5% to NZ$9.5 million in the three months ended December 31, 1997 from NZ$5.0 million in the three months
ended December 31, 1996.   Gross margin increased to 40.6% in the three months
ended December 31, 1997 from 40.4% in the three months ended December 31, 1996.

          Gross profit increased 114.2% to NZ$23.7 million in the nine months ended December 31, 1997 from NZ$11.1 million in the nine months ended December
31, 1996.   Gross margin decreased to 37.8% in the nine months ended December
31, 1997 from 38.5% in the nine months ended December 31, 1996.   The decrease
in gross margin is due to the increase in the sales of third party products and related services as a percentage of total sales, which are typically sold at gross margins lower than DXR products and related services.

          Research and development costs.   Research and development costs
primarily consist of salaries of research and development personnel, materials and allocated overhead associated with the development and enhancement of the Company's DXR product families. Research and development costs increased 97.3% to NZ$1.7 million, or 7.4% of sales, in the three months ended December 31, 1997 from NZ$875,000, or 7.1% of sales in the three months ended December 31, 1996. This increase is primarily attributable to the expenditures on additional staff of NZ$267,000 and NZ$265,000 for materials respectively for developing enhancements of the DXR 100 product family and development of the new DXR 700 product family. Substantially all of the research and development expenditures in the three months ended December 31, 1997 were expanded on the new DXR 700 and enhancement and development of new features for the Company's existing DXR product families.

          Research and development costs increased 66.3% to NZ$4.3 million, or 6.8% of sales, in the nine months ended December 31, 1997 from NZ$2.6 million or
9.0% of sales in the nine months ended December 31, 1996.   This increase is
primarily attributable to the expenditures on additional staff of NZ$496,000 and NZ$557,000 for materials respectively for developing enhancement of the DXR 100
and 700 product families.   Substantially all of the research and development
expenditures in the nine months ended December 31, 1997 were expended on the enhancement and development of new features for the Company's DXR product
families.   The Company believes that significant ongoing investments in research and development are required to remain competitive.

          Selling and marketing expenses.   Selling and marketing expenses
primarily consist of salaries of sales and marketing personnel, investment in international operations and offices, sales commissions, travel expenses, customer service and support expenses, trade show related activities and
advertising costs.   Selling and marketing expenses increased 57.5% to NZ$3.4
million, or 14.7% of sales, in the three months ended December 31, 1997 from NZ$2.2 million, or 17.7% of sales, in the three months ended December 31, 1996. This increase is primarily attributable to the expansion of the Company's sales and marketing efforts, including the cost of maintaining the new sales offices totalling NZ$1.2 million and the additional sales and marketing personnel in the Europe, Africa, the Americas, Asia and Pacific sales regions.

          Selling and marketing expenses increased 102.3% to NZ$9.4 million, or 15.0% of sales, in the nine months ended December 31, 1997 from NZ$4.7 million,
or 16.2% of sales, in the nine months ended December 31, 1996.   This increase
is primarily attributable to the expansion of the Company's sales and marketing efforts, including the cost of maintaining the new sales offices totalling NZ$3.1 million, increased costs due to the acquisition of NZ Telecoms (Proprietary) Limited totalling NZ$940,000 and the additional marketing and sales personnel in the Europe, Africa, the Americas, Asia and Pacific sales regions.

          General and administrative expenses.   General and administrative
expenses primarily consist of salaries and other expenses for management, finance, accounting, legal and other professional services. General and administrative expenses increased 45.6% to NZ$1.7 million, or 7.2% of sales, in the three months ended December 31, 1997 from NZ$1.2 million, or 9.4% of sales, in the three months ended December 31, 1996. This increase was primarily attributable to the increased costs due to the acquisition of NZ Telecoms (Pty) Limited totalling
NZ$410,000 and the hiring of additional management personnel and other staff in New Zealand to support the Company's expanding operations and the administration of regional sales offices.

          General and administrative expenses increased 68.3% to NZ$4.3 million, or 6.9% of sales, in the nine months ended December 31, 1997 from NZ$2.6
million, or 8.9% of sales, in the nine months ended December 31, 1996.   This
increase was primarily attributable to the increased costs due to the acquisition of NZ Telecoms (Pty) Limited totalling NZ$1.3 million.

          Other income.   Other income primarily consists of net foreign
exchange gains and losses.   Other income increased 2,906.0% to NZ$3.5 million
or 15.1% of sales in the three months ended December 31, 1997 from NZ$117,000 or
1.0% of sales in the three months ended December 31, 1996.   This increase is
primarily due to the conversion of the cash and cash equivalents which are denominated in US$ to NZ$ at December 31, 1997, resulting in realized and unrealized foreign exchange gains totalling NZ$1.2 million and NZ$1.5 million,
respectively.   Also included in other income are net unrealized gains from the revaluation of foreign denominated account receivables and payables totalling
NZ$688,000 for the three months ended December 31, 1997.   Other income also
includes realized foreign exchange gains of NZ$424,000 for the three months ended December 31, 1997 as compared to NZ$117,000 in the three months ended December 31, 1996.

          Other income increased 4,823% to NZ$5.8 million or 9.2% of sales, in
the nine months ended December 31, 1997.   This increase is primarily due to the
conversion of the cash and cash equivalents which are dominated in US$ to NZ$ at December 31, 1997, resulting in realized and unrealized foreign exchange gains
totalling NZ$1.2 million and NZ$3.2 million, respectively.   Also included in
other income are net unrealized gains from the revaluation of foreign denominated account receivables and payables totalling NZ$688,000 for the three
months ended December 31, 1997.   Other income also includes realized foreign
exchange gains of NZ$821,000 for the nine months ended December 31, 1997 as compared to NZ$117,000 in the comparable period.

          Other expense.   Other expense consists of unrealized foreign exchange
losses resulting from the revaluation of forward foreign exchange contracts. Other expense increased 100% to NZ$2.7 million in the three and nine months ended December 31, 1997 from NZ$0 in the three and nine months ended December
31, 1996.   This increase is primarily due to the conversion of US dollar denominated forward exchange contracts to NZ dollars at December 31, 1997, resulting in unrealized foreign exchange losses of NZ$2.7 million. Forward exchange contracts are used as the majority of the Company's cash receipts are in US dollars as compared to cash payments which are in NZ dollars. See "Other Information - Exchange Rates".

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations to date through cash flow from operations, bank loans and bank advances and the issuance of equity
securities.   During June and July, 1997, the Company completed its initial public offering including the exercising of the over-allotment of ADS's, raising
net proceeds of NZ$41.8 million (US$24.2 million).   These funds have been and
will be used to fund (i) the repayment of NZ$7.1 million (approximately US$4.1 million) in bank loans and advances and (ii) working capital and general corporate purposes.

The Company has used cash flows from operations of NZ$7.3 million and NZ$5.4
million for the nine months ended December 31, 1996 and 1997, respectively.   In
the nine months ended December 31, 1997, operating activities used net cash of NZ$5.4 million primarily due to the funding of inventory, accounts receivable and prepaid and other current assets of NZ$7.8 million, NZ$5.3 million and NZ$1.3 million, respectively, and an increase in unrealized foreign exchange
gains of NZ$1.2 million.   This was partially offset by operating income and an
increase in accounts payable of NZ$3.4 million.

Net cash flows used in investing activities in the nine months ended December
31, 1997 were NZ$8.3 million.   The cash flows used in investing activities have
resulted primarily from the purchase of short-term investments totalling NZ$6.3 million, the first earn-out payment for the acquisition of NZ Telecoms (Proprietary) Limited totaling NZ$728,000, and the purchases of plant and
equipment totaling NZ$1.2 million.   The Company anticipates that it will
continue to incur significant capital expenditure in connection with further expansion of its Research and Development activities and further development in its sales channel structure.

At December 31, 1997 the Company had working capital of NZ$54.1 million.   At
December 31, 1997 the Company's principal source of liquidity was approximately
NZ$30.7 million in cash and cash equivalents and short-term investments.   The
increase in cash and cash equivalents and short-term investments was primarily attributable to proceeds raised from the Company's initial public offering in
June 1997.   The Company is currently re-evaluating its funding and lines of credit with its bank.

The Company believes that its cash and cash equivalents of NZ$30.7 million as of December 31, 1997 will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next twelve months.

                             MAS TECHNOLOGY LIMITED


PART II     OTHER INFORMATION

Item 1.     Legal proceedings

            There are no material legal proceedings against the Company.

Items 2, 3 and 4.

            Not applicable.

Item 5.     Other information

            Exchange rates

            The following tables sets forth, for each period presented, the average of the exchange rates on the last day of each month during the indicated period, the high and low exchange rates, and the exchange rates at the end of the indicated period for one NZ$, expressed in US$, based on the noon buying rate (the "Noon Buying Rate") in New York City for cable transfers payable in NZ$ as certified for customs purposes by the Federal Reserve Bank of New York.

                                                 US$ PER NZ$
                                           THREE MONTH PERIOD ENDED
                              -----------------------------------------------
                              DEC 31,  MARCH 31,  JUNE 30,  SEPT 30,  DEC 31,
                                 1996       1997      1997      1997     1997
                Average        0.7048     0.6967    0.6901    0.6467   0.6166
                High           0.7148     0.7085    0.6973    0.6780   0.6460
                Low            0.6894     0.6835    0.6789    0.6305   0.5788
                Period end     0.7065     0.6947    0.6790    0.6398   0.5803

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

Item 6 - Exhibits and reports on Form 8-K

(a)         Exhibits

Exhibit
-------
Number      Document Description
------      --------------------
2.1         Agreement and Plan of Reorganization and Amalgamation, dated
            December 22, 1997, among Digital Microwave Corporation, South
            Amalgamation Sub Ltd. and the Company (Incorporated by reference to Appendix A of the registration statement under the Securities
            Act on Form S-4 Registration Statement No. 333-45053 filed by
            Digital Microwave Corporation.

3.1 Constitution. (Incorporated by reference to Exhibit 3.2 of the Company's registration statement under the Securities Act of 1933 amended (the "Securities Act") on Form F-1, Registration Statement No. 333-6952)

4.1 Form of American Depositary Receipt Certificate (Incorporated by reference to Exhibit 4.1 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-6952)

4.2 Form of Deposit Agreement among MAS Technology Limited, Bank of New York as Depositary, and holders from time to time of ADSs issued thereunder. (Incorporated by reference to Exhibit 4.2 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-6952)

11.1        Computation of Pro forma Net Income per Ordinary Share.

27.1        Financial Data Schedule

(b)     Reports on Form 8-K.

        The Company filed no reports on Form 8-K for the three months ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MAS TECHNOLOGY LIMITED


Date: February 13, 1998             /s/ Peter Wright
                                    ----------------------------------
                                    Peter Wright
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)